Form 10QSB
period 1996-07-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1996-09-13
CIK 925869

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended                    July 31, 1996
                                ------------------------------------------------


[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



 Commission file number                            0-24454
                          ------------------------------------------------------


                     Wave Technologies International, Inc.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Missouri                                        43-1481443
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)(IRS Employer ID
                                                                No.)


          10845 Olive Boulevard, Suite 250, Saint Louis, Missouri 63141
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


                              (314) 995-5767
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)


                                    n/a
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 3,920,993 shares of
common stock, par value $.50, outstanding          as of September 9, 1996
                                            ------------------------------------


Transitional Small Business Disclosure Format (check one)     Yes      No  X
                                                                 -----   -----

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.


                               Table of Contents
                       Form 10-Q for the Quarterly Period
                              Ended July 31, 1996



PART I    FINANCIAL INFORMATION                                    PAGE
- ------    ---------------------                                    ----

Item 1.    Financial Statements (Unaudited)


               Consolidated Balance Sheets at July 31, 1996,
               and April 30, 1996                                    3

               Consolidated Statements of Operations for the
               three months ended July 31, 1996 and 1995             4

               Consolidated Statements of Cash Flows for the
               three months ended July 31, 1996 and 1995             5

               Notes to Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                                  7

PART II   OTHER INFORMATION
- -------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                          11

SIGNATURES


ITEM 1.  FINANCIAL STATEMENTS

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                          April 30        July 31
                 ASSETS                                     1996           1996
- ----------------------------------------                 -----------    -----------
Current assets:
     Cash and cash equivalents                           $   747,064    $   833,907
     Accounts receivable (less allowance of $474,000
            and $436,000, respectively)                    5,044,471      4,816,283
     Inventory                                               699,914        699,945
     Prepaid expenses                                        203,296        195,441
     Other current assets                                    168,141        169,016
                                                         -----------    -----------
               Total current assets                        6,862,886      6,714,592

Property, plant & equipment - net                          3,883,263      3,721,288
Prepaid direct mail cost                                     467,517        502,599
Deferred courseware                                        1,617,634      1,616,009
Other assets                                                 826,510        789,553
                                                         -----------    -----------
     Total assets                                        $13,657,810    $13,344,041
                                                         ===========    ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
- ---------------------------------------
Current liabilities:
     Accounts payable                                    $ 1,969,700    $ 1,894,843
     Accrued expenses                                      1,260,578      1,319,025
     Deferred revenue                                      3,121,444      2,893,790
     Bank line-of-credit                                     228,000             --
     Current portion of long-term debt and
        capital lease obligations                            228,163        233,501
            Related party                                     32,973         42,586
            Other
                                                         -----------    -----------
               Total current liabilities                   6,840,858      6,383,745

Long-term debt
     Related party                                           431,612        370,972
     Other                                                    56,295         38,763

Accrued rent liability                                       345,496        331,750

Common shareholders' equity:
     Common stock, $.50 par value, authorized
        20,000,000 shares; issued, 3,920,993
        shares; outstanding, 3,913,636 shares              1,960,497      1,960,497
     Additional paid-in capital                            7,012,474      7,012,474
     Accumulated deficit                                  (2,996,833)    (2,779,188)
     Cumulated translation adjustment                         22,109         39,726
                                                         -----------    -----------
               Total                                       5,998,247      6,233,509
     Less treasury stock, at cost (7,357 shares)             (14,698)       (14,698)
                                                         -----------    -----------
               Total common shareholders' equity           5,983,549      6,218,811
                                                         -----------    -----------
            Total liabilities and shareholders equity'   $13,657,810    $13,344,041
                                                         ===========    ===========

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                             July 31
                                                    ----------    ----------
                                                       1995          1996
                                                    ----------    ----------
Revenues:

     Publishing                                     $2,949,293    $2,794,175
     Instructor-led training                         1,961,366     2,402,484
     Custom solutions                                  993,921     1,470,381
                                                    ----------    ----------

            Total revenues                           5,904,580     6,667,040
                                                    ----------    ----------

Cost and Expenses:

     Cost of services, products and development      3,122,471     3,283,105
     Sales and marketing                             1,782,299     1,628,598
     General and administrative                      1,481,848     1,515,341
                                                    ----------    ----------

            Total costs and expenses                 6,386,618     6,427,044
                                                    ----------    ----------

Income/(loss) from operations                         (482,038)      239,996
Other income/(expenses) - net                           (7,221)      (22,351)
                                                    ----------    ----------

Income/(loss) before tax                              (489,259)      217,645
Provision for income taxes                                  --            --
                                                    ----------    ----------

Net income/(loss)                                   $ (489,259)   $  217,645
                                                    ==========    ==========
Net income/(loss) per common share                  $    (0.13)   $     0.06
                                                    ==========    ==========
Weighted average common share                        3,659,625     3,951,559
                                                    ==========    ==========


                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                     Three Months Ended July 31
                                                                               --------------------------------------
                                                                                       1995                  1996
                                                                               --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income/(loss)                                                            $ (489,259)          $  217,645
       Adjustments to reconcile net income/(loss) to net cash
        used in operating activities
        Depreciation and amortization                                                  338,051              410,620
        Barter revenue                                                                 (87,261)            (104,651)
        Loss on disposal of capital asset                                                   --                  108
        Other                                                                               --               17,617
       Net changes in other assets and liabilities:
         Accounts receivable                                                          (695,281)             228,188
         Inventory                                                                     (66,089)                 (31)
         Other current assets                                                          122,836               12,655
         Prepaid direct mail                                                           828,849              (35,082)
         Deferred courseware                                                          (269,807)               1,625
         Other assets                                                                   14,584               (4,246)
         Accounts payable                                                             (121,721)             (74,857)
         Accrued expenses                                                              112,448               58,447
         Deferred charges                                                              146,862             (241,400)
                                                                                    ----------           ----------
           Net cash provided by (used in) operating activities                        (165,788)             486,638
                                                                                    ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                                           (254,627)            (110,286)
       Disposal of capital equipment                                                                          1,712
       Acquisition of ETI, Inc.                                                       (152,738)                  --
                                                                                    ----------           ----------
          Net cash used in investing activities                                       (407,365)            (108,574)
                                                                                    ----------           ----------


CASH FLOW FROM FINANCING ACTIVITIES:

       Proceeds from borrowings under line of credit - net                             430,000             (228,000)
       Repayments of notes payable                                                     (27,776)             (55,303)
       Payments of capital lease obligations                                            (7,250)              (7,918)
                                                                                    ----------           ----------
          Net cash provided by (used in) financing activities                          394,974             (291,221)
                                                                                    ----------           ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (178,179)              86,843

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      1,090,693              747,064
                                                                                    ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  912,514           $  833,907
                                                                                    ==========           ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE I. - GENERAL

The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operation for the period being reported. Additionally, it should be noted that the accompanying condensed consolidated financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.

The results of operations for the three months ended July 31, 1996, are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended April 30, 1996, and the notes thereto.

The Company has reclassified certain 1996 fiscal year amounts to conform to current year presentation.

NOTE II. - DEBT

On January 5, 1996, the Company issued a three-year term note to a bank in the amount of $600,000, bearing interest at 9.25% per year, secured by certain of Wave's equipment. The Company's operating line of credit of is with the same bank, and was increased from $1,500,000 to $2,000,000 effective September 1, 1996. It bears interest at the bank's prime rate and is secured by the Company's accounts receivable, inventory and equipment. The Chairman of the Board of the bank is a member of the Board of Directors of the Company.

NOTE III. - EARNINGS PER SHARE

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common share equivalents. The earnings per share calculation for the first quarter of fiscal 1997 included dilutive stock options along with the average number of common shares outstanding. For fiscal 1996, such potentially dilutive securities have not been included in the calculation as a result of their anti-dilutive effect.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

                                   OVERVIEW

     The Company designs, develops and delivers training and instructional products addressing data communications, networking and client/server computing technologies. Wave delivers these products and services through instructor-led courses, informational seminars, published products and the Internet. The Company markets its courses and published products to management information professionals, systems integrators, value-added resellers and others with systems management responsibilities.

     The Company delivers its instructor-led training through twelve Company-owned facilities in the United States and one center in the United Kingdom. The Company increasingly sells training solutions utilizing a mix of multi-media published materials and live training. Wave has developed both domestic and international distribution channels for its products.


                    THREE MONTHS JULY 31, 1996 COMPARED TO
                       THREE MONTHS ENDED JULY 31, 1995

     Total revenues increased $762,000, or 13%, in the quarter ended July 31, 1996, to $6,667,000 from $5,905,000 in the same quarter in fiscal 1996. International revenues accounted for approximately 19% of Wave's total revenues in the quarter ended July 31, 1996, compared to 11% in the same quarter in fiscal 1996.

     Publishing revenues decreased $155,000, or 5%, from $2,949,000 for the fiscal 1996 quarter to $2,794,000, and decreased as a percentage of total revenues to 42% from 50% in the same quarter in fiscal 1996. Sales slowed during the quarter in anticipation of Wave's release of updates and new versions of several products.

     Instructor-led training ("ILT") revenues increased to $2,402,000 from $1,961,000 in the same quarter in fiscal 1996, and increased slightly as a percentage of total revenues to 36%, compared to 33% in the same quarter of the prior year. The increase in instructor-led training revenues resulted from dramatic international growth in ILT revenues, of 220%. Domestic ILT revenues decreased slightly, by 4%, [primarily as the result of the continued decline in demand for Novell training]. In the first quarter of fiscal 1997, Novell-related ILT revenues represented approximately 32% of total ILT revenues, compared to 59% of total ILT revenues in the same quarter of fiscal 1996. The Company believes the shift from Novell-related courses to other curricula, particularly Microsoft and Internet PC service and support, will continue.

     Club Wave is a discounted subscription program providing open access to Wave ILT classes for one year, and a package of certain published products titles. The Company recognized $595,000 in Club Wave revenues in the quarter ended July 31, 1996, compared to $573,000 in the same quarter of fiscal 1996. Deferred revenue for Club Wave sales was $634,000 as of the end of the quarter, and total deferred revenue was $2,894,000 as of that date. This compares to Club Wave deferred revenue at April 30, 1996 of $625,000 and total deferred revenue at that date of $3,121,000.

     Custom solutions revenues increased significantly, by 48%, from the same period in fiscal 1996, and represented 22% of total revenues, compared to 17% in the first quarter of fiscal 1996. Custom solutions revenues in any particular quarter can be significantly affected by the timing of such services. Custom solutions revenues for the first quarter of fiscal 1997 included $551,000 of revenues from GTE University, compared to $145,000 of revenues from GTE University in the first quarter of fiscal 1996. Before this fiscal year, the GTE University program was substantially complete by Wave's fiscal year end.

     Cost of services, products and development increased $161,000, or 5%, in the quarter ended July 31, 1996, to $3,283,000, but decreased as a percentage of total revenues to 49% from 53% in the same quarter in fiscal 1996. Domestic cost of services, product and development decreased slightly, by $38,000, while cost of services for international operations increased $199,000, as international operations and revenues continued to grow rapidly. Production costs for published products represented the most significant increase, of $244,000, including a $92,000 increase in international production costs. This increase was more than offset by a $480,000 net decrease in payroll and temporary labor costs. Amortization of courseware development expenses increased by $133,000, while the capitalization of courseware development expenses, which reduces cost of services, decreased by $244,000.

     Total sales and marketing expenses for the quarter ended July 31, 1996, decreased $154,000, or 9%, to $1,629,000, from the same quarter in fiscal 1996, and decreased as a percentage of total revenues, to 24% from 30%. Supporting the continued growth in international sales, international sales and marketing expenses increased by $57,000. Total sales and marketing payroll increased by $370,000 as the result of Wave's new major accounts sales team implemeted during the second quarter of fiscal 1996 and the expansion of the international sales force. A decrease in direct mail expenses, which are capitalized and amortized over six months, of $627,000 over the same period last year more than offset increased payroll.

     General and administrative expenses increased only $33,000, or 2%, to $1,515,000 for the first quarter of fiscal 1997, but decreased as a percentage of total revenues to 23% from 25% in the same quarter in fiscal 1996. General and administrative payroll for the first quarter of fiscal 1997 increased $218,000 over the same quarter in fiscal 1996, including a $170,000 increase in international payroll, but was offset by reduced expenses in several categories, including a $117,000 decrease in professional fees and a $39,000 decrease in payments for temporary services. Depreciation expense increased by $52,000 over the same period in fiscal 1996, as the result of the addition of new equipment.

     The Company recognized net income of $218,000, or $.06 per share, for the first quarter of fiscal 1997, compared to a net loss of $489,000, or $.13 per share, in the quarter ended July 31, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash balance at July 31, 1996, was $834,000, compared to $747,000 at April 30, 1996. During the first fiscal 1997 quarter, Wave reduced accounts payable by $75,000, from $1,970,000 at April 30, 1996, to $1,895,000 at
July 31, 1996. Total accounts receivable also decreased slightly from $5,044,000 at April 30, 1996, to $4,816,000 at July 31, 1996.

     Prepaid direct mail increased slightly, by $35,000, to $503,000 at July 31, 1996. While prepaid advertising appears as an asset on the balance sheet, that amount will be expensed over the following six months. Similarly, deferred revenue is booked as a liability, but the $2,894,000 in deferred revenue at July 31, 1996, will be recognized as revenues over the next twelve months. This amount represents a $227,000 decrease in deferred revenue from the fiscal year end as Wave recognized $551,000 of the April 30, 1996 deferred revenue balance during the quarter.

     After the end of the July 31, 1996 quarter, the Company increased its existing line of credit by $500,000, to $2,000,000. See Note II of Notes to Consolidated Financial Statements. Wave had nothing outstanding on the line of credit at quarter end, and had overnight borrowing balances on the line only eleven times during the first quarter of fiscal 1997.

     Wave believes that cash generated from operations, together with existing cash balances and its increased credit line, should be sufficient to satisfy the Company's cash requirements for the next several months.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     3.1 Articles of Incorporation, as amended and restated (filed as Exhibit 3.1 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

     3.2 Restated Bylaws (filed as Exhibit 3.2 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

     4.1 Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

     4.2 Warrant Agreement, including Form of Representatives' Warrant (filed as Exhibit 4.2 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

    10.1 Employment Agreement dated February 1, 1994, by and between the Company and Kenneth W. Kousky (filed as Exhibit 10.1 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

    10.2 Service Agreement dated June 1, 1994, by and between the Company and John A. Kirkham (filed as Exhibit 10.2 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

    10.3       Amended and Restated 1993 Stock Option Plan (filed as Exhibit
               10.3 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

    10.4 Wave Technologies International, Inc. Outside Directors Stock Option Plan (filed as Exhibit 10.4 to Registrant's annual report on Form 10K-SB for the fiscal year ended April 30, 1995, and incorporated herein by reference)

    10.5 Distribution Agreement between the Company and Ingram Micro, Inc., dated April 19, 1996 (filed as exhibit 10.8 to Registrant's annual report on Form 10K-SB for the fiscal year ended April 30, 1995, and incorporated herein by reference)

    10.6 Stock Purchase Agreement between the Company and Radnor Venture Partners, L.P. (filed as Exhibit 10.9 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

    10.7 Agreement between the Company and Radnor Venture Partners, L.P., dated April 30, 1994 (filed as Exhibit 10.10 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

    10.8 Amendment Agreement between the Company and Radnor Venture Partners, L.P., dated May 31, 1994 (filed as Exhibit 10.11 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

    10.9 $1,500,000 Line of Credit Note to Commerce Bank, National Association, dated August 30, 1995 (filed as Exhibit 10.14 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended October 31, 1995 and incorporated herein by reference)

    10.10 General Loan and Security Agreement between Commerce Bank, National Association, and the Company, dated as of August 31, 1995 (filed as Exhibit 10.15 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended October 31, 1995, and incorporated herein by reference)

    10.11 First Amendment to General Loan and Security Agreement, dated as of January 5, 1996, between the Company and Commerce Bank, National Association (filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended January 31, 1996, and incorporated herein by reference)

    10.12 $600,000 Note dated January 5, 1996, to Commerce Bank, National Association (filed as Exhibit 10.14 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended January 31, 1996 and incorporated herein by reference)

    10.13 Wave Technologies International, Inc. 1995 Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-8 (File No. 33-98462) and incorporated herein by reference)

    10.14 International Distributor/Reseller Agreement - Published Products & Instructor-Led Training between the Company and Oogjen Consultancy B.V. i.o., dated as of November 1, 1995 (filed as
               Exhibit 10.17 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended May 31, 1996 and incorporated herein by reference)

    10.15 Products Order Agreement between the Company and Hitechniaga IT Academy dated as of October 20, 1995, as amended by letter dated October 24, 1995 (filed as Exhibit 10.18 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended January 31, 1996 and incorporated herein by reference)

    10.16 Waveware License Agreement between the Company and SHL Systemhouse Corp., dated as of January 30, 1996 (filed as Exhibit
               10.19 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended January 31, 1996 and incorporated herein by reference)

    10.17 Employment Agreement dated May 15, 1995, between the Company and David C. Forman (filed as Exhibit 10.20 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended January 31, 1996 and incorporated herein by reference)

    27.0       Financial Data Schedule

(b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the fiscal quarter ended July 31, 1996.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Wave Technologies International, Inc.



Dated:  July 12, 1996             By: /s/ J. Michael Bowles
                                      -----------------------------------
                                      J. Michael Bowles, Chief Financial Officer
                                      (Principal Accounting and
                                      Financial Officer and Duly Authorized
                                      Officer)

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
EXHIBIT                                                                 PAGE
NUMBER                      DOCUMENT DESCRIPTION                       NUMBER
- -------                    -----------------------                   ----------
 27.0                      Financial Data Schedule                       13