Form 10QSB
period 1996-10-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1996-12-13
CIK 925869

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               October 31, 1996
                                ----------------------------------------------


[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  Commission file number                        0-24454
                          ----------------------------------------------------


                     Wave Technologies International, Inc.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Missouri                                         43-1481443
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)(IRS Employer ID
                                                                     No.)



         10845 Olive Boulevard, Suite 250, Saint Louis, Missouri 63141
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (314) 995-5767
------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      n/a
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 3,931,726 shares of common stock, par value $.50,
                                            outstanding as of December 5, 1996
                                            ----------------------------------


Transitional Small Business Disclosure Format (check one):    Yes    No  X
                                                                 ----  ----

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                   April 30,                  October 31,
                                                                     1996                        1996
                                                                --------------              --------------
                         ASSETS
---------------------------------------------------------
Current assets:
      Cash and cash equivalents                                   $   747,064                 $ 1,087,508
      Accounts receivable (less allowance of $474,000 and
        $472,000, respectively)                                     5,044,471                   5,144,590
      Inventory                                                       699,914                     618,887
      Prepaid expenses                                                203,296                     346,170
      Other current assets                                            168,141                     167,295
                                                                  -----------                 -----------
                 Total current assets                               6,862,886                   7,364,450

Property, plant & equipment - net                                   3,883,263                   4,099,150
Prepaid direct mail cost                                              467,517                     845,820
Deferred courseware                                                 1,617,634                   1,556,730
Other assets                                                          826,510                     748,349
                                                                  -----------                 -----------

      Total assets                                                $13,657,810                 $14,614,499
                                                                  ===========                 ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------

Current liabilities:
      Accounts payable                                            $ 1,969,700                 $ 2,385,754
      Accrued expenses                                              1,260,578                   1,361,124
      Deferred revenue                                              3,121,444                   3,064,526
      Bank line-of-credit                                             228,000                     250,000
      Current portion of long-term debt and capital lease
        obligations
        Related party                                                 228,163                     239,015
        Other                                                          32,973                      34,872
                                                                  -----------                 -----------
                 Total current liabilities                          6,840,858                   7,335,291

Long-term debt
  Related party                                                       431,612                     305,886
  Other                                                                56,295                      38,310

Accrued rent liability                                                345,496                     315,760

Common shareholders' equity:
  Common stock, $.50 par value, authorized 20,000,000 shares;
    issued, 3,920,993 and 3,931,726 shares; outstanding,
    3,913,636 and 3,924,369 shares                                  1,960,497                   1,965,863
  Additional paid-in capital                                        7,012,474                   7,033,739
  Accumulated deficit                                              (2,996,833)                 (2,443,895)
  Cumulative translation adjustment                                    22,109                      78,243
                                                                  -----------                 -----------
                 Total                                              5,998,247                   6,633,950
  Less treasury stock, at cost (7,357 shares)                         (14,698)                    (14,698)
                                                                  -----------                 -----------
                 Total common shareholders' equity                  5,983,549                   6,619,252
                                                                  -----------                 -----------

      Total liabilities and shareholders' equity                  $13,657,810                 $14,614,499
                                                                  ===========                 ===========


                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                            Three Months Ended                           Six Months Ended
                                                                October 31,                                 October 31,
                                                        --------------------------               -------------------------------
                                                           1995            1996                     1995                1996
                                                        ----------      ----------               -----------         -----------
 Revenues:

          Publishing                                    $3,237,312      $3,743,861               $ 6,386,273         $ 6,538,036
          Instructor-led training                        1,999,363       2,343,260                 3,761,061           4,745,744
          Custom Solutions                                 798,786       1,270,010                 1,792,707           2,740,391
                                                        ----------      ----------               -----------         -----------
                  Total revenues                         6,035,461       7,357,131                11,940,041          14,024,171
                                                        ----------      ----------               -----------         -----------

 Cost and Expenses:

          Cost of services, products and development     3,358,077       3,570,337                 6,482,378           6,853,442
          Sales and marketing                            1,643,900       1,928,380                 3,493,583           3,556,978
          General and administrative                     1,467,413       1,503,165                 2,880,048           3,018,505
                                                        ----------      ----------               -----------         -----------

                  Total costs and expenses               6,469,390       7,001,882                12,856,009          13,428,925
                                                        ----------      ----------               -----------         -----------
 Income/(loss) from Operations                            (433,929)        355,249                  (915,968)            595,246
 Other income/(expenses) - net                             (12,870)        (19,957)                  (20,092)            (42,308)
                                                        ----------      ----------               -----------         -----------
 Income/(loss) before tax                                 (446,799)        335,292                  (936,060)            552,938
 Provision for income taxes                                    -               -                         -                   -
                                                        ----------      ----------               -----------         -----------
 Net Income/(loss)                                      $ (446,799)     $  335,292               $  (936,060)            552,938
                                                        ==========      ==========               ===========         ===========
 Net income/(loss) per common shares                    $    (0.12)     $     0.09               $     (0.25)        $      0.14
                                                        ==========      ==========               ===========         ===========
 Weighted average common shares                          3,741,591       3,939,973                 3,700,748           3,940,015
                                                        ==========      ==========               ===========         ===========

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED OCTOBER 31
                                  (UNAUDITED)

                                                                       1995                       1996
                                                                   ------------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income/(loss)                                                $  (936,060)                $  552,938
  Adjustments to reconcile net income/(loss) to net cash
    from (used) in operating activities
     Depreciation and amortization                                     769,612                    825,672
     Barter activity                                                  (300,021)                  (548,394)
     Loss on disposal of capital asset                                       -                        108
     Other                                                                   -                     56,134
     Net changes in other assets and liabilities:
        Accounts receivable                                         (1,330,234)                  (100,119)
        Inventory                                                      211,855                     81,027
        Other current assets                                            91,434                   (136,103)
        Prepaid direct mail                                          1,287,569                   (328,138)
        Deferred courseware                                           (385,712)                    60,904
        Other assets                                                    20,765                     (4,245)
        Accounts payable                                            (1,172,888)                   416,054
        Accrued expenses                                               258,929                    100,546
        Deferred charges                                               410,979                   (218,105)
                                                                   -----------                 ----------

           Net cash from (used) in operating activities             (1,073,772)                   758,279
                                                                   -----------                 ----------



CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                (377,035)                  (337,219)
  Disposals of capital equipment                                                                    1,712
  Acquisition of ETI, Inc.                                            (152,738)                         -
                                                                   -----------                 ----------

           Net cash used in investing activities                      (529,773)                  (335,507)
                                                                   -----------                 ----------



CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock - net                         204,401                     26,631
  Proceeds from borrowings under line of credit - net                1,123,333                     22,000
  Proceeds from term loan                                                    -                          -
  Repayments of notes payable                                         (236,110)                  (114,875)
  Payments of capital lease obligations                                (21,099)                   (16,084)
                                                                   -----------                 ----------

           Net cash provided by financing activities                 1,070,525                    (82,328)
                                                                   -----------                 ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (533,020)                   340,444

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,090,693                    747,064
                                                                   -----------                 ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   557,673                 $1,087,508
                                                                   ===========                 ==========

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

The results of operations for the six months ended October 31, 1996, are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended April 30, 1996, and the notes thereto.

The Company has reclassified certain 1996 fiscal year amounts to conform to current year presentation.


NOTE II. - DEBT

On January 5, 1996, the Company issued a three-year term note to a bank in the amount of $600,000, bearing interest at 9.25% per year, secured by certain of Wave's equipment. The Company's operating line of credit is with the same bank, and was increased from $1,500,000 to $2,000,000 effective September 1, 1996. It bears interest at the bank's prime rate and is secured by the Company's accounts receivable, inventory and equipment. The Chairman of the Board of the bank is a member of the Board of Directors of the Company.


NOTE III. - EARNINGS PER SHARE

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common share equivalents. The earnings per share calculation for the second quarter of fiscal 1997 included dilutive stock options and warrants along with the average number of common shares outstanding. For fiscal 1996, such potentially dilutive securities have not been included in the calculation as a result of their anti-dilutive effect.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

                                   OVERVIEW

     The Company designs, develops and delivers training programs addressing data communications, networking and client/server computing technologies. Wave delivers these products and services through instructor-led courses, informational seminars and published products and the Internet. The Company markets its courses and published products to management information professionals, systems integrators, value-added resellers and others with systems management responsibilities.

     The Company delivers its instructor-led training through twelve Company-owned facilities in the United States and one center in the United Kingdom. The Company increasingly sells training solutions utilizing a mix of multi-media materials and live training. Wave has developed both domestic and international distribution channels for its products.


                THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO
                      THREE MONTHS ENDED OCTOBER 31, 1995

     Total revenues increased $1,322,000, or 22%, in the quarter ended October 31, 1996, to a record $7,357,000 from $6,035,000 in the same quarter in fiscal 1996, and increased $690,000, or 10%, over total revenues for the first fiscal 1997 quarter.

     Publishing revenues increased $507,000, or 16%, from $3,237,000 to $3,744,000, but decreased slightly as a percentage of total revenues, to 51% from 54% in the second quarter in fiscal 1996. The increase in publishing revenues during the second quarter of fiscal 1997 included sales of the Company's self-study program for Microsoft NT, Version 4.0.

     Instructor-led training ("ILT") revenues increased 17% to $2,343,000 from $1,999,000 in the same quarter in fiscal 1996, and remained relatively stable as a percentage of total revenues at 32% compared to 33% in the same quarter of the prior fiscal year. In the second fiscal quarter, Novell-related ILT revenues represented 25% of total ILT revenues, compared to 46% of total ILT revenues in the same quarter of fiscal 1996, while Microsoft courses accounted for 53% of ILT revenues for the quarter ended October 31, 1996 compared to 47% for the second quarter of fiscal 1996. Total center attendance increased dramatically as over 2,000 information technology professionals attended the new Intranet Solutions Workshop (ISW), which the Company began offering during the second fiscal quarter. The ISW program consists of live technical products showcases underwritten by vendors and delivered by the Company at its training centers. Revenues for the ISW program include fees for the seminar deliveries which are reported as ILT revenues and fees for program design, development and marketing which are included in Custom Solutions revenues.

     The Company recognized $561,000 in revenues for Club Wave sales and $304,000 for corporate Club Wave sales in the quarter ended October 31, 1996. Deferred revenue for Club Wave and corporate Club Wave sales was $1,311,000 as of the end of the quarter, and total deferred revenue was $3,065,000 as of that date. This compares to total deferred revenue at April 30, 1996 of $3,121,000, and to total deferred revenue at July 31, 1996, the end of the first fiscal quarter, of $2,894,000. Deferred revenue reflects completed sales by the Company, where the Company has recognized the cost of selling and order execution, so that Wave carries limited ongoing operating expenses to fulfill these additional sales and recognize the related revenue.

     Custom Solutions revenues increased $471,000, or 59%, from the same period in fiscal 1996, and represented 17% of total revenues, compared to 13% in the second quarter of fiscal 1996. Sales of $169,000 related to Wave's new ISW (Intranet Solutions Workshop) program, accounted for a significant portion of the growth in Custom Solutions revenues. The Company intends to expand its vendor showcases like ISW in the future. The remaining increase related to additional sales to existing customers, including GTE and Sony. Custom Solutions revenues will continue to fluctuate from quarter to quarter as they can be significantly affected by the timing of such services.

     International revenues accounted for approximately 17% of Wave's total revenues in the quarter ended October 31, 1996, compared to 24% of total revenues in the same quarter in fiscal 1996, and 19% in the first quarter of fiscal 1997. A significant component of international revenues for the second quarter of fiscal 1996 was a large initial stocking order from a Malaysian distributor, of approximately $424,000.

     Cost of services, products and development increased $212,000, or 6%, in the quarter ended October 31, 1996, to $3,570,000, but decreased as a percentage of total revenues to 49% from 56% in the same quarter in fiscal 1996. The increased domestic costs reflected a $275,000 increase in product development costs, including higher amortized product development costs of $170,000, and a $105,000 reduction in capitalized development costs, in part because the percentage of development expenditures expensed at the time incurred increased. The proportion of the Company's development costs expensed compared to the capitalized portion of such costs is likely to fluctuate from quarter to quarter, based upon a variety of factors, including the number of products being developed and the type and longevity of those products. The Company's costs associated with delivery of Custom Solutions programs also increased $159,000, or 133%, but increased only slightly as a percentage of Custom Solutions revenues, from 18% for the first quarter of fiscal 1996, to 21%. Freight costs increased $91,000, or 103%. These increases were offset by a decline in total employment costs of $277,000, including a $472,000 decrease in domestic payroll and related costs, net of an increase of $195,000 in temporary labor costs. Material costs also decreased, by $165,000 from the same period in fiscal 1996. Internationally, Wave's external trainer and course costs increased by $65,000 and $34,000, respectively, and were partially offset by a $29,000 decline in material costs.

     Sales and marketing expenses for the quarter ended October 31, 1996, increased $284,000, or 17%, to $1,928,000, from the same quarter in fiscal 1996, and remained relatively stable as a percentage of total revenues, at 26% compared to 27%. Domestic sales and marketing payroll increased by $266,000 and temporary labor costs increased $24,000 as Wave continued to expand its major accounts sales team. Domestic direct mail expenses, which are capitalized and amortized over six months, decreased by $245,000 over the same period last year, reflecting decreased direct mail in past quarters. Printing and advertising costs also increased, by $24,000 and $78,000, respectively. Total international sales and marketing expenses increased by $147,000, as the result of a $229,000 increase in sales and marketing payroll and increased commission expense of $58,000, partially offset by decreased direct mail amortization of $25,000.

     General and administrative expenses increased slightly by $36,000, or 2%, to $1,503,000 for the second quarter of fiscal 1997, but decreased as a percentage of total revenues to 20% from 24% in the same quarter in fiscal 1996. Domestic general and administrative payroll increased by $71,000. Accounting expenses decreased $95,000, as the Company curtailed the use of outside consultants and the Company's internal accounting staff handled all critical functions. International general and administrative expenses increased by $40,000, or 16%, to support future growth in international sales.

     The Company's net income of $335,000, or $.09 per share, for the second quarter of fiscal 1997, compared to a net loss of $447,000, or $.12 per share, in the quarter ended October 31, 1996, and to net income of $218,000, or $.06 per share, for the first quarter of fiscal 1997.

                  SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED
                     TO SIX MONTHS ENDED OCTOBER 31, 1995

     Total revenues increased $2,084,000, or 18%, in the six months ended October 31, 1996, to $14,024,000 from $11,940,000 in the same period in fiscal 1996. Publishing revenues increased $152,000, or 2%, to $6,538,000 from $6,386,000, but decreased as a percentage of total revenues, to 47% from 53% in the first six months of fiscal 1996. Instructor-led training revenues increased $985,000, or 26%, to $4,746,000, and increased as a percentage of total revenues to 34% from 31% in the first six months of fiscal 1996. Custom solutions revenues increased $948,000, or 53%, to $2,740,000 for the first six months of fiscal 1997 and increased to 20% of total revenues, from 15% in the fiscal 1996 period.

     International sales increased 19% from the first six months of fiscal 1996, to $2,508,000, and remained relatively stable as a percentage of total revenues, at approximately 18%. International publishing revenues for the six-month period were $1,214,000, or 19% of total publishing revenues, compared to $1,522,000, or 24%, in the same period in the prior fiscal year. International ILT revenues were $1,294,000, or 27% of total ILT revenues, for the first six months of fiscal 1997, compared to $593,000, or 16% of total ILT revenues for the same period in the prior year. The significant increase in international ILT revenues related to the success of corporate sales in the United Kingdom center. The growth rate in ILT revenues in its London center will likely be limited during the near term as the Company addresses physical classroom capacity constraints.

     Cost of services, products and development increased $371,000, or 6%, in the six months ended October 31, 1996, to $6,853,000, but decreased as a percentage of total revenues, to 49% in the current period, from 54% in the fiscal 1996 period. Domestic cost of services, products and development increased $169,000 as the result of increased development costs of $657,000 (including an increase of $303,000 in amortized development costs and a decline of $354,000 in capitalized development costs), and as the result of a $129,000 increase in costs associated with fulfillment of new Custom Solution projects. These increases were largely offset by a $757,000 decrease, in domestic labor costs ($1,006,000 decrease in payroll and related expenses net of a $249,000 increase in temporary labor expense). Expenses for international cost of services increased by $330,000, or 40%. International cost of material increased $62,000, outside contractor costs associated with a special class offering increased $75,000, and external trainer and external course costs increased $122,000 and $54,000, respectively.

     Sales and marketing expenses for the six months ended October 31, 1996, increased $63,000, or 2%, to $3,557,000, but decreased as a percentage of total revenues to 25% from 29%. Domestic direct mail amortization decreased by $864,000 from the fiscal 1996 six-month period, but was offset by a $592,000 increase in payroll expenses and a $88,000 increase in printing and advertising costs. International sales and marketing expenses increased by $194,000. Increase of $155,000 in international payroll and related expense and of $21,000 in commission expense were partially offset by a $33,000 decline in amortization of direct mail expense.

     General and administrative expenses increased $138,000, or 5%, to $3,019,000 for the first six months of fiscal 1997, and decreased as a percentage of total revenues to 22% from 24% in the same period in fiscal 1996. Domestic general and administrative payroll increased by $120,000, or 23%, to staff the Company's continued growth, but was more than offset by a $208,000 decrease in professional fees, as all critical accounting and operational functions were provided by internal staff. The Company also incurred approximately $100,000 in costs associated with the launch of its WaveSource program. WaveSource provides technical training targeted to professional certification for persons in the temporary/contract labor market. The Company believes WaveSource will begin to generate minimal revenues in the current fiscal quarter, ending January 31, 1997.

     Other expense was $42,000 for the period, compared to $20,000 for the same period in the 1996 fiscal year, as the result of increased interest expense.

     Net income for the current six-month period was $553,000, compared to a net loss of $936,000 for the same period in the previous fiscal year. Net income per share was $.14 for the six months ended October 31, 1996 compared to a net loss per share of $0.25 for the same period in fiscal 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash balance at October 31, 1996, was $1,087,000, compared to $747,000 at April 30, 1996. During that six-month period, accounts payable increased by $416,000 from $1,970,000 at April 30, 1996, to $2,386,000 at October 31, 1996, due to the timing of purchases of materials and services from outside vendors. Accounts receivable increased slightly from $5,044,000 at April 30, 1996, to $5,145,000 at October 31, 1996.

     Inventory decreased approximately 12%, from $700,000 at April 30, 1996, to $619,000 at October 31, 1996, as the Company continued its efforts to monitor and manage inventory levels more effectively.

     Prepaid direct mail costs increased to $846,000 at October 31, 1996, from $468,000 at April 30, 1996. This resulted from the Company's decision to increase both sales and marketing efforts to support future revenues.

     On September 1, 1996, the Company increased its line of credit from $1,500,000 to $2,000,000. The balance borrowed under the Company's line of credit as of October 31, 1996 was $250,000. This line bears interest at the bank's prime rate and is secured by accounts receivable and inventory. See Note II of Notes to Consolidated Financial Statements.

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Company's annual meeting of shareholders held on September 4, 1996, shareholders elected Raymond Kalinowski and Douglas Wilmsmeyer to serve as directors of the Company until the annual meeting of shareholders in 1999 and until their successors are qualified. The votes were as follows:

               Mr. Kalinowski - 3,388,686 shares in favor, and 216,401 shares withheld authority

               Mr. Wilmsmeyer - 3,387,285 shares in favor, and 217,802 shares withheld authority

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

Exhibit
No.       Title
-------   -----

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

4.3 Warrant held by Kenneth W. Kousky (filed as Exhibit 4.3 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

10.1 Employment Agreement dated February 1, 1994, by and between the Company and Kenneth W. Kousky (filed as Exhibit 10.1 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

10.2 Service Agreement dated June 1, 1994, by and between the Company and John A. Kirkham (filed as Exhibit 10.2 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

10.3      Amended and Restated 1993 Stock Option Plan (filed as Exhibit
          10.3 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

10.4 Wave Technologies International, Inc. Outside Directors Stock Option Plan (filed as Exhibit 10-4 to Registrant's Annual Report on Form 10-KSB for the year ended April 30, 1995, and incorporated herein by reference)

10.5      Distribution Agreement between the Company and Ingram Micro,
          Inc., dated April 19, 1995 (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-KSB for the year ended April 30, 1995, and incorporated herein by reference)

10.6 Stock Purchase Agreement between the Company and Radnor Venture Partners, L.P. (filed as Exhibit 10.9 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

10.7 Agreement between the Company and Radnor Venture Partners, L.P., dated April 30, 1994 (filed as Exhibit 10.10 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

Exhibit No.  Title
-----------  -----

10.8      Amendment Agreement between the Company and Radnor Venture
          Partners, L.P., dated May 31, 1994 (filed as Exhibit 10.11 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

10.9 $2,000,000 Line of Credit Note to Commerce Bank, National Association, dated September 1, 1996

10.10     General Loan and Security Agreement between Commerce Bank,
          National Association, and the Company, dated as of August 31, 1995 (filed as Exhibit 10.15 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1995, and incorporated herein by reference)

10.11 First Amendment to General Loan and Security Agreement, dated as of January 5, 1996, between the Company and Commerce Bank, National Association (filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1996, and incorporated herein by reference)

10.12 $600,000 Note dated January 5, 1996, to Commerce Bank, National Association (filed as Exhibit 4.3 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1996 and incorporated herein by reference)

10.13 Second Amendment to General Loan and Security Agreement between the Company and Commerce Bank, National Association, dated as of September 1, 1996

10.14     Wave Technologies International, Inc. 1995 Stock Option Plan
          (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-8 (File No. 33-98462) and incorporated herein by reference)

10.15     International Distributor/Reseller Agreement - Published
          Products & Instructor-Led Training between the Company and Oogjen Consultancy B.V. i.o., dated as of November 1, 1995 (filed as
          Exhibit 10.17 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1996 and incorporated herein by reference)

10.16 Products Order Agreement between the Company and Hitechniaga IT Academy dated as of October 20, 1995, as amended by letter dated October 24, 1995 (filed as Exhibit 10.18 to Registrant's Quarter Report on Form 10-QSB for the quarter ended January 31, 1996 and incorporated herein by reference)

10.17     Waveware License Agreement between the Company and SHL
          Systemhouse Corp., dated as of January 30, 1996 (filed as Exhibit
          10.19 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1996 and incorporated herein by reference)

   (b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the quarter ended October 31, 1996.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Wave Technologies International, Inc.



Dated: December 12, 1996               By: /s/ J. Michael Bowles
                                           ---------------------------------
                                          J. Michael Bowles, Chief Financial
                                          Officer
                                          (Principal Accounting and
                                          Financial Officer and Duly Authorized
                                          Officer)