Form 10QSB
period 1997-01-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1997-03-14
CIK 925869

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
   [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended        January 31, 1997
                                       --------------------------


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


  Commission file number                  0-24454
                          ---------------------------------------


                     Wave Technologies International, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Missouri                                             43-1481443
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer ID No.)
 incorporation or organization)


         10845 Olive Boulevard, Suite 250, Saint Louis, Missouri 63141
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (314) 995-5767
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      n/a
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 3,925,569 shares of common stock, par value $.50,
                                            outstanding as of March 10, 1997
                                            ------------------------------------


Transitional Small Business Disclosure  Format (check one):  Yes     No   X
                                                                 ---     ---

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.


                               Table of Contents
                      Form 10-Q for the Quarterly Period
                            Ended January 31, 1997


PART I                     FINANCIAL INFORMATION                         Page
------                     ---------------------                         ----

Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheets at January 31, 1997,
            and April 30, 1996                                              3

            Consolidated Statements of Operations for the
            three and nine months ended January 31, 1997 and 1996           4

            Consolidated Statements of Cash Flows for the
            three and nine months ended January 31, 1997 and 1996           5

            Notes to Consolidated Financial Statements                      6


Item 2.   Management's Discussion and Analysis or Plan of Operation         7


PART II   OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                                 10



SIGNATURES

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                    April 30             Janaury 31
                                                                      1996                  1997
ASSETS                                                            -------------        --------------
------------------------------------------------------------------

Current assets:
    Cash and cash equivalents                                      $   747,064          $   714,275
    Accounts receivable (less allowance of $474,000 and
        $488,000, respectively)                                      5,044,471            6,596,081
    Inventory                                                          699,914              561,908
    Prepaid expenses                                                   203,296              390,979
    Other current assets                                               168,141              169,305
                                                                   -----------          -----------
            Total current assets                                     6,862,886            8,432,548

Property, plant & equipment - net                                    3,883,263            4,192,581
Prepaid direct mail cost                                               467,517              594,288
Deferred courseware                                                  1,617,634            1,595,144
Other assets                                                           826,510              663,876
                                                                   -----------          -----------
    Total assets                                                   $13,657,810          $15,478,437
                                                                   ===========          ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------

Current liabilities:
    Accounts payable                                               $ 1,969,700          $ 2,371,459
    Accrued expenses                                                 1,260,578            1,212,740
    Deferred revenue                                                 3,121,444            3,677,029
    Bank line-of-credit                                                228,000              234,000
    Current portion of long-term debt and capital lease obligations
      Related party                                                    228,163              244,658
      Other                                                             32,973               75,088
                                                                   -----------          -----------
            Total current liabilities                                6,840,858            7,814,974

Long-term debt
  Related party                                                        431,612              242,192
  Other                                                                 56,295              113,462

Accrued rent liability                                                 345,496              309,937

Common shareholders' equity:
  Common stock, $.50 par value, authorized 20,000,000 shares;
    issued, 3,920,993 and 3,932,926 shares; outstanding, 3,913,636
    and 3,925,569 shares                                             1,960,497            1,966,463
  Additional paid-in capital                                         7,012,474            7,035,539
  Accumulated deficit                                               (2,996,833)          (2,054,837)
  Cumulative translation adjustment                                     22,109               65,405
                                                                   -----------          -----------
            Total                                                    5,998,247            7,012,570
  Less treasury stock, at cost (7,357 shares)                          (14,698)             (14,698)
                                                                   -----------          -----------
            Total common shareholders' equity                        5,983,549            6,997,872
                                                                   -----------          -----------
    Total liabilities and shareholders' equity                     $13,657,810          $15,478,437
                                                                   ===========          ===========



                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Three Months Ended                 Nine Months Ended
                                                             January 31                          January 31
                                                   ----------------------------        ------------------------------
                                                      1996             1997               1996               1997
                                                   -----------      -----------        ------------------------------
Revenues:

        Publishing                                 $ 2,946,863      $ 4,460,984        $ 8,893,952        $10,999,020
        Instructor-led training                      2,096,664        2,352,815          6,296,909          7,098,559
        Custom Solutions                               921,549        1,213,437          2,714,256          3,953,828
                                                   -----------      -----------        -----------        -----------
             Total revenues                          5,965,076        8,027,236         17,905,117         22,051,407
                                                   -----------      -----------        -----------         ----------

Cost and Expenses:

        Cost of services, products and development   3,250,954        3,771,536          9,733,332          10,624,978
        Sales and marketing                          1,294,781        2,243,107          4,788,364           5,800,085
        General and administrative                   1,357,380        1,631,901          4,237,427           4,650,406
                                                   -----------      -----------        -----------         -----------
             Total costs and expenses                5,903,115        7,646,544         18,759,123          21,075,469
                                                   -----------      -----------        -----------         -----------

Income/(loss) from Operations                           61,961          380,692           (854,006)            975,938

Other income/(expenses) - net                          (30,280)           8,364            (50,372)            (33,944)
                                                   -----------      -----------        -----------         -----------
Income/(loss) before tax                                31,681          389,056           (904,378)            941,994

Provision for income taxes                                   -                -                  -                   -
                                                   -----------      -----------        -----------         -----------
Net Income/(loss)                                  $    31,681      $   389,056        $  (904,378)        $   941,994
                                                   ===========      ===========        ===========         ===========

Net income/(loss) per common shares                $      0.01      $      0.10        $     (0.24)        $      0.24
                                                   ===========      ===========        ===========         ===========

Weighted average common shares                       3,864,223        3,976,992          3,752,733           3,963,464
                                                   ===========      ===========        ===========         ===========

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED JANUARY 31
                                  (UNAUDITED)

                                                                    1996                       1997
                                                                 -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income/(loss)                                              $  (904,378)               $   941,994
  Adjustments to reconcile net income/(loss) to net cash
     used in operating activities
     Depreciation and amortization                                 1,159,705                  1,320,966
     Barter activity                                                (307,743)                  (696,407)
     Loss on disposal of capital asset                                     -                        108
     Other                                                                 -                     43,296
     Net changes in other assets and liabilities:
        Accounts receivable                                       (2,725,318)                (1,551,610)
        Inventory                                                    212,629                    138,006
        Other current assets                                          91,701                   (188,847)
        Prepaid direct mail                                        1,266,940                   (126,771)
        Deferred courseware                                         (418,292)                    22,490
        Other assets                                                  23,366                     39,027
        Accounts payable                                          (1,472,052)                   401,759
        Accrued expenses                                             290,068                    (47,838)
        Deferred charges                                           1,407,448                    421,056
                                                                 -----------                -----------

           Net cash from (used) in operating activities           (1,375,926)                   717,229
                                                                 -----------                -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                              (521,739)                  (713,119)
  Disposals of capital equipment                                                                  1,712
  Acquisition of ETI, Inc.                                          (247,392)                         -
                                                                 -----------                -----------

           Net cash used in investing activities                    (769,131)                  (711,407)
                                                                 -----------                -----------



CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock - net                       500,368                     29,031
  Proceeds from borrowings under line of credit - net                912,879                      6,000
  Proceeds from term loan                                            600,000                          -
  Proceeds from capital leases                                             -                    131,006
  Repayments of notes payable                                       (261,183)                  (172,925)
  Payments of capital lease obligations                              (31,242)                   (31,723)
                                                                 -----------                -----------

           Net cash provided by financing activities               1,720,822                    (38,611)
                                                                 -----------                -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (424,235)                   (32,789)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,090,693                    747,064
                                                                 -----------                -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   666,458                $   714,275
                                                                 ===========                ===========

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

The results of operations for the nine months ended January 31, 1997, are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended April 30, 1996, and the notes thereto.

The Company has reclassified certain 1996 fiscal year amounts to conform to current year presentation.

NOTE II. - DEBT

On January 5, 1996, the Company issued a three-year term note to a bank in the amount of $600,000, bearing interest at 9.25% per year, secured by certain of Wave's equipment. The Company's operating line of credit of $2,000,000 is with the same bank. It bears interest at the bank's prime rate and is secured by the Company's accounts receivables, inventory and equipment. The Chairman of the Board of the bank is a member of the Board of Directors of the Company.

NOTE III. - EARNINGS PER SHARE

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common share equivalents. The earnings per share calculation for the third quarter of fiscal 1996, and all periods in fiscal 1997, included dilative stock options and warrants along with the average number of common shares outstanding. For the first nine months of fiscal 1996, such potentially dilative securities were not included in the calculation as a result of their anti-dilative effect.

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

     The Company delivers its instructor-led training through eleven Company-owned facilities in the United States and one center in the United Kingdom. The Company increasingly sells training solutions utilizing a mix of multi-media published materials and live training. Wave has developed both domestic and international distribution channels for its published products.


                Three Months Ended January 31, 1997 Compared To
                      Three Months Ended January 31, 1996

     Total revenues increased $2,062,000 or 35%, in the quarter ended January 31, 1997, to $8,027,000 from $5,965,000 in the same quarter in fiscal 1996, and increased $670,000 or 9% over revenues in the second quarter in fiscal 1997. Several factors affected revenues for the quarter, including continued strong growth in publishing revenues, largely due to increased demand for Wave's Microsoft curriculum. International revenues accounted for approximately 20% of Wave's total revenues in the quarter ended January 31, 1997, compared to 27% in the same quarter in fiscal 1996. Although international publishing revenues continued to grow rapidly, the Company's London training center currently operates at capacity. Because this constrains short-term growth in international instructor-led training ("ILT") revenues, Wave is actively seeking additional space in the London area.

     Publishing revenues increased $1,514,000, or 51%, from $2,947,000 to $4,461,000 and increased as a percentage of total revenues to 56% from 49% in the same quarter in fiscal 1996. Demand for Microsoft curriculum fueled much of the growth in publishing revenues, as Wave was the first training company to market a complete Internet certification product for Microsoft environments. In addition, the Company introduced its corporate licensing program during the quarter, which permits access to Wave's training materials for a particular curriculum track for a specified number of the customer's employees at a flat rate. Finally, the Company sold a large number of Club Wave and corporate Club Wave memberships during the quarter. Club Wave and corporate Club Wave are training subscription programs that include a package of published products and access to the Company's ILT programs. The Company recognizes the portion of Club Wave revenues related to publishing at the time of sale.

     ILT revenues increased slightly to $2,353,000 from $2,097,000 in the same quarter in fiscal 1996, but decreased as a percentage of total revenues to 29% from 35% in the same quarter of the prior year. The dollar increase in ILT revenues resulted primarily from increased sales of courses in the Microsoft curriculum. In the third fiscal quarter, Novell-related ILT revenues represented approximately 24% of total ILT revenues, compared to 33% of total ILT revenues in the same quarter of fiscal 1996.

     The Company recognized $1,041,000 in Club Wave and corporate Club Wave revenues in the quarter ended January 31, 1997. Deferred revenue for Club Wave and corporate Club Wave sales was $1,623,000 as of the end of the quarter, and total deferred revenue was $3,677,000 as of that date.

This compares to Club Wave and corporate Club Wave deferred revenue at April 30, 1996 of $1,226,000 and total deferred revenue at that date of $3,121,000.

     Custom solutions revenues increased $292,000, or 32%, from the same period in fiscal 1996, and remained stable as a percentage of total revenues compared to the third quarter of fiscal 1996, at 15%. The majority of the dollar increase related to Wave's Technology Solutions Workshops, multi-vendor seminars funded by manufacturers to showcase their products. Custom solutions revenues in any particular quarter can be significantly affected by the timing of such services.

     Cost of services, products and development increased $521,000, or 16%, in the quarter ended January 31, 1997, to $3,772,000, but decreased as a percentage of total revenues to 47% from 54% in the same quarter in fiscal 1996. Costs of services, products and development for the quarter were beneficially impacted by a $150,000 cash collection for previously written-off accounts receivable. Cost of services for international operations decreased slightly, to $431,000, as increases in salaries and wages and in temporary and contract services were more than offset by a decrease in the costs of producing student manuals. Costs related to temporary and contract services represented the most significant increase, $334,000, as Wave utilized a large number of contract trainers to support its expanded product offerings. The Company intends to reduce its dependence on outside trainers as it continues to train its internal ILT staff. Development costs increased $60,000, as the Company capitalized a smaller portion of the development costs incurred in the quarter. Amortization of capitalized development costs also increased, by $50,000, as Wave expensed amounts incurred in prior periods for development of the Microsoft curriculum and other new products. These increases were partially offset by a $121,000 decrease in the costs of producing student manuals and a $64,000 decrease in royalty fees as payments in connection with the acquisition of assets of ETI terminated.

     Sales and marketing expenses for the quarter ended January 31, 1997, increased $948,000, or 73%, to $2,243,000, from the same quarter in fiscal 1996, and increased as a percentage of total revenues, to 28% from 22%. The most significant portion of the increase, $425,000, related to commissions and bonuses for the Company's expanded field sales force. Costs related to direct mail increased approximately $229,000 and advertising and promotional expenses increased $216,000, as the Company increased its investment in future sales growth. Of the total dollar increase, international sales and marketing expenses increased by $194,000, or 67%, primarily as the result of a $159,000 increase in salaries, commissions and related employee expense. International direct mail expenses also increased by $33,000 for the fiscal 1997 period.

     General and administrative expenses increased $275,000, or 20%, to $1,632,000 for the third quarter of fiscal 1997, but decreased as a percentage of total revenues to 20% from 23% in the same quarter in fiscal 1996.

     Interest expense, net of interest income, decreased by $17,000 for the quarter ended January 31, 1997, as the result of lower average borrowings from improved cash flow. The Company also recognized $20,000 of other income in the quarter from a non-recurring insurance payment.

     The Company recognized net income of $389,000, or $0.10 per share, for the third quarter of fiscal 1997, compared to net income of $32,000, or $0.01 per share, for the quarter ended January 31, 1996.

                  Nine Months Ended January 31, 1997 Compared
                     To Nine Months Ended January 31, 1996

     Total revenues increased $4,146,000 or 23%, in the nine months ended January 31, 1997, to $22,051,000 from $17,905,000 in the same period in fiscal 1996. Publishing revenues increased $2,105,000, or 24%, to $10,999,000 from $8,894,000, and remained stable as a percentage of total revenues at 50%, compared to the first nine months of fiscal 1996. Instructor-led training revenues increased $802,000, or 13%, to $7,099,000 but decreased as a percentage of total revenues to 32% from 35% in the first nine months of fiscal 1996. Custom solutions revenues increased $1,240,000, or 46%, to $3,954,000 for the first nine months of fiscal 1997 and increased to 18% of total revenues, from 15% in the 1996 period. International sales represented a substantial component of both ILT and publishing revenues. International publishing revenues for the nine-month period were $2,042,000, or 19% of total publishing revenues, compared to international publishing revenues of $2,676,000 in the same period in the prior fiscal year. International ILT revenues were $2,129,000, or 30%, of total ILT revenues, for the first nine months of fiscal 1997, compared to $1,051,000, or 17%, of total ILT revenues, for the same period in the prior year.

     Cost of services, products and development increased $892,000, or 9%, for the nine months ended January 31, 1997, to $10,625,000, but decreased as a percentage of total revenues, to 48%, compared to 54% in the fiscal 1996 period. The dollar increase related primarily to increased costs for product development activities. A significant decrease in salaries and related employee costs was largely offset by increases in temporary and contract labor related costs.

     Sales and marketing expenses for the nine months ended January 31, 1997, increased $1,012,000, or 21%, to $5,800,000, and decreased slightly as a percentage of revenues, to 26% from 27% in the prior year. Total payroll and related expenses for sales and marketing increased by $1,383,000 during the first nine months of fiscal 1997 as the result of Wave's expanded direct sales force. Direct mail expenses decreased by $679,000 from the fiscal 1996 nine-month period, while advertising and promotional expenses increased $331,000. Of the total dollar increase, international sales and marketing expenses increased by $318,000, or 33%, as the Company continues to expand its worldwide marketing efforts.

     General and administrative expenses increased slightly, by $413,000, or 10%, to $4,650,000 for the first nine months of fiscal 1997, but decreased as a percentage of total revenues to 21% from 24% in the same period in fiscal 1996. General and administrative payroll and related employee expenses increased by $446,000 or 69%. Approximately half of that increase related to additional international salaries and benefits, to support recent and future growth in international operations.

     Net income for the current nine-month period was $942,000, compared to a $904,000 net loss for the same period in the previous fiscal year. The Company's income per share was $0.24 for the nine months ended January 31, 1997 compared to a net loss per share of $0.24 for the same period in fiscal 1996.

                        Liquidity and Capital Resources

     The Company's net cash balance at January 31, 1997, was $714,000, compared to $747,000 at April 30, 1996. During the fiscal 1997 nine-month period, Wave increased accounts payable by $401,000, from $1,970, 000 at April 30, 1996, to $2,371,000 at January 31, 1997. Total accounts receivable increased 31%, from $5,044,000 at April 30, 1996, to $6,596,000 at January 31, 1997. Average days'
sales in accounts receivable were 76 at January 31, 1997, compared to 86 days at January 31, 1996.

     Inventory decreased 20%, from $700,000 at April 30, 1996, to $562,000 at January 31, 1997, and decreased $57,000, or 9%, compared to the end of the prior quarter. The decrease in inventory levels from the end of the prior quarter related to the timing of published product sales, which occurred late in the quarter, causing inventory levels to drop at quarter end.

     Prepaid direct mail costs increased 27%, to $594,000 at January 31, 1997, from $468,000 at April 30, 1996, but decreased from the prior quarter's amount by $252,000, or 30%.

     At the end of the quarter, Wave had $234,000 drawn on its bank line of credit. The significant increase in deferred revenues during the quarter, which represents cash received by the Company not yet reflected as revenues, significantly improved cash flow for the quarter. The Company believes that cash generated from operations and increased sales, together with existing cash balances and its credit line, should be sufficient to satisfy the Company's cash requirements for the foreseeable future. The Company also plans to consider additional equipment leasing alternatives to fund acquisition of updated hardware and software.


                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


             (a)    Exhibits

Exhibit No.  Title
-----------  -----
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

10.1         Employment Agreement dated February 1, 1994, by and between the
             Company and Kenneth W. Kousky (filed as Exhibit 10.1 to
             Registrant's Registration Statement on Form SB-2 (File No. 33-
             80556) and incorporated herein by reference)

10.2 Service Agreement dated June 1, 1994, by and between the Company and John A. Kirkham (filed as Exhibit 10.2 to Registrant's
             Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

10.3 Amended and Restated 1993 Stock Option Plan (filed as Exhibit 10.3 to Registrant's Registration Statement on Form SB-2 (File No. 33-
             80556) and incorporated herein by reference)

10.4         Wave Technologies International, Inc. Outside Directors Stock
             Option Plan (filed as Exhibit 10-4 to Registrant's Annual Report on
             Form 10K-SB for the year ended April 30, 1995, and incorporated herein by reference)

10.5 Distribution Agreement between the Company and Ingram Micro, Inc., dated April 19, 1995 (filed as Exhibit 10.8 to Registrant's Annual
             Report on Form 10K-SB for the year ended April 30, 1995, and incorporated herein by reference)

10.6         Stock Purchase Agreement between the Company and Radnor Venture
             Partners, L.P. (filed as Exhibit 10.10 to Registrant's Registration
             Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)


Exhibit No.  Title
-----------  -----

 10.7 Agreement between the Company and Radnor Venture Partners, L.P., dated April 30, 1994 (filed as Exhibit 10.11 to Registrant's
             Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

 10.8        Amendment Agreement between the Company and Radnor Venture
             Partners, L.P., dated May 31, 1994 (filed as Exhibit 10.12 to
             Registrant's Registration Statement on Form SB-2 (File No. 33-
             80556) and incorporated herein by reference)

 10.9        $2,000,000 Line of Credit Note to Commerce Bank, National
             Association, dated September 1, 1996 (filed as Exhibit 10.9 to
             Registrant's Quarterly Report on Form 10-QSB for the quarter ended
             October 31, 1996, and incorporated herein by reference)

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

10.12        $600,000 Note dated January 5, 1996, to Commerce Bank, National
             Association (filed as Exhibit 10.12 to Registrant's Quarterly
             Report on Form 10-QSB for the quarter ended January 31, 1996, and incorporated herein by reference)

10.13        Second Amendment to General Loan and Security Agreement between the
             Company and Commerce Bank, National Association, dated as of
             September 1, 1996 (filed as Exhibit 10.13 to Registrant's Quarterly
             Report on Form 10-QSB for the quarter ended October 31, 1996, and incorporated herein by reference)

10.14 Wave Technologies International, Inc. 1995 Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-8
             (File No. 33-98462) and incorporated herein by reference)

10.15        International Distributor/Reseller Agreement - Published Products &
             Instructor-Led Training between the Company and Oogjen Consultancy
             B.V. i.o., dated as of November 1, 1995 (filed as Exhibit 10.17 to
             Registrant's Quarterly Report on Form 10-QSB for the quarter ended
             January 31, 1996, and incorporated herein by reference)

10.16        Products Order Agreement between the Company and Hitechniaga IT
             Academy dated as of October 20, 1995, as amended by letter dated
             October 24, 1995 (filed as Exhibit 10.18 to Registrant's Quarterly
             Report on Form 10-QSB for the quarter ended January 31, 1996, and incorporated herein by reference)

10.17        Waveware License Agreement between the Company and SHL Systemhouse
             Corp., dated as of January 30, 1996 (filed as Exhibit 10.19 to
             Registrant's Quarterly Report on Form 10-QSB for the quarter ended
             January 31, 1996, and incorporated herein by reference)

             (b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the quarter ended January 31, 1997

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Wave Technologies International, Inc.



Dated: March 14, 1997       By:           /s/ J. Michael Bowles
                                ----------------------------------------------
                              J. Michael Bowles, Chief Financial Officer
                              (Principal Accounting and Financial Officer and Duly Authorized Officer)