Form 10KSB
period 1997-04-30
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1997-07-28
CIK 925869

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 1997

(_) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                          Commission File No. 0-24454

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     -------------------------------------
                 (Name of small business issuer in its charter)

            Missouri                                    43-1481443
 -------------------------------           -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

        10845 Olive Boulevard, Suite 250, St. Louis, Missouri    63141
        -----------------------------------------------------------------
                 (Address of principal executive offices)      (Zip Code)

                    Issuer's telephone number:  314/995-5767


          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------
Common Stock, $.0.50 par value                 The Nasdaq National arket

       Securities registered pursuant to Section 12(g) of the Act:  None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     [ X ] Yes   [__] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [__]

     State issuer's revenues for its most recent fiscal year:  $30,826,456

     At May 31, 1997, there were 2,601,793 shares of Common Stock held by non-affiliates. The aggregate market value of such shares held by non-affiliates, based on the last sale price on July 14, 1997, was $19,513,447. The number of shares outstanding of each of the issuer's classes of common equity as of July 14, 1997 was 3,959,942 shares of Common Stock, $.50 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the registrant to be held on September 10, 1997, are incorporated by reference into Part III of this report.

     Transitional Small Business Disclosure Format:     [__] Yes   [ X ] No

ITEM 1.   DESCRIPTION OF BUSINESS.

General

     Wave Technologies International, Inc. ("Wave" or the "Company") develops, markets and delivers training and instructional products related to sophisticated information technologies, including the Internet, data communications and telecommunications systems, advanced operating systems and client-server systems. Wave provides these services and products through an integrated approach utilizing multi-media products, including computer-based training, videos, published materials and CD-ROM, as well as instructor-led courses and informational seminars. The Company directly markets its products and services to information systems professionals and sells its published products through a variety of distribution channels.

     The Company's publishing business produces and distributes course books, self-study guides, training videotapes, CD-ROM and CBT (computer-based training) materials. The Company offers instructor-led courses at its eleven leased training centers in the United States and at its current training center in the United Kingdom. A second London center is scheduled to open in September of 1997. Wave's custom solutions division also assists technology manufacturers in introducing and promoting emerging information technologies through informational seminars, and it provides training fulfillment services on behalf of manufacturers that offer such training to their customers. Wave's services include designing, developing and/or delivering manufacturers' product-specific training.

     A growing factor in the technology training market is the development of technical certification standards. A number of manufacturers and associations, including Microsoft, CompTIA and Novell have established certification programs for their hardware or software products. Wave currently provides certification training for Microsoft's MCSE and MCSD programs, and Novell's CNE and CompTIA's A+ certifications. The certification sponsors set certification standards that are satisfied by passage of standardized tests, but do not dictate the methods that students may use to prepare for the tests. Typically, students prepare by taking courses or undertaking self-study. In addition to the knowledge gained in studying for certification tests, students obtaining certification generally have increased credibility in the industry and enhanced job possibilities. The Company believes that demand for courses and programs to help information systems professionals achieve certification will increase and is actively monitoring these trends to identify opportunities.

     Wave's training strategy includes four key elements that differentiate it from its competitors:

     . Wave integrates its self-study media products with its instructor-led and on-line distance learning services, based upon research that indicates that adult learning requires significant interaction with instructors/other students combined with independent study.

     .    Wave develops and owns the majority of the intellectual content of its published products and courseware, which permits the Company to customize materials and to respond more quickly to market changes, as Wave is not subject to constraints imposed by manufacturers or other third party sources on the use of their materials.

     .    Wave utilizes assessment tools to prescribe training programs specific to individual needs rather than a standardized offering for an entire organization's staff.

     .    Wave's multi-vendor product line allows it to better meet customer's technology training needs, as virtually all information systems today incorporate technology from several different manufacturers/vendors.

     Wave, a Missouri corporation, was formed in 1988. The principal offices of the Company are located at 10845 Olive Boulevard, Suite 250, St. Louis, Missouri 63141, and its telephone number is (314) 995-5767.

Publishing

     The Company has significantly expanded its publishing sales over the past three years, and offers self-study materials and course materials for instructor-led classes. As a part of its publishing business, the Company produces video training materials, software simulations, computer-based assessment materials, books and on-line electronic documents (via Intranet or CD-ROM).

     The Company derives many of its titles from either its instructor-led training or custom solutions materials, but continues to add a number of titles for targeted market niches developed from other sources. The Company also updates certain titles periodically and offers these "upgrades" to holders of the titles at special prices or on a subscription basis.

     Wave distributes its publishing products both directly to information technology professionals and to independent training companies. Sales of course materials to other training companies continue to increase as the demand for training for Microsoft products and A+ certification grows. Wave is expanding distribution of its courseware and other published products internationally, particularly in countries where English is the primary language for application software and manuals, and has entered into agreements with distributors in some of those countries. Wave also has translated certain of its products into German and Japanese for distribution internationally.

Instructor-Led Training

     The Company's instructor-led training consists of courses and class materials for students and instructors on information technologies. The Company currently offers a core program of standard courses that it has designed for information systems professionals. In addition to its standard courses, Wave offers several complete curricula that combine self-study materials with on-line tutorials and classroom training, under the name "Integrated Solution Program"
(ISP). Wave also provides customized offerings to meet a customer's needs by tailoring one or more standard courses or by creating an entirely new course. The Company typically delivers customized courses at the customers' facilities and often prepares customized courseware or other published products to accompany the instruction.

     In selecting the information technologies that merit development of a course or other product, Wave evaluates its experiences with emerging information technologies in informational seminars and considers sales volume trends of other emerging information technologies. The Company can evaluate and learn new technologies without incurring research and development costs, through its custom solutions programs funded by manufacturers. If Wave believes that there may be interest in a new course, it may initially offer the course in selected markets with course materials largely compiled from independent sources. Once the Company decides to offer a course more widely, it develops proprietary course materials.

     The Company currently employs 10 full-time technical writers in addition to using a portion of trainers' nonteaching time to develop courseware. The Company believes that instructors bring insights to the drafting process from the classroom where instructors and students discuss the technological issues encountered in the workplace.

     The Company offers a bundled set of services and products that it markets to individual information systems professionals under the name Club Wave/TM/, and to corporations and other organizations as the corporate Club Wave program. For a flat fee, Club Wave customers obtain access to Wave courses and typically enroll in a core curriculum and attend additional courses on a space-available basis for up to one year. Club Wave customers receive the same support services as other Wave customers, including telephone technical support and access to on-line network bulletin boards and electronic mail messaging systems. At the time of payment, Club Wave customers also receive Wave published products, including videotapes, CBT materials and other courseware.

     Locations. Wave currently conducts its U.S. training operations at its leased training centers in the following metropolitan areas: St. Louis; Washington, D.C.; Los Angeles; Dallas; Chicago; San Jose; Atlanta; Boston; Minneapolis; New York City; and Philadelphia. Wave offers instructor-led training in London through its United Kingdom subsidiary. Currently, the Company's U.K. offerings are delivered in its Richmond center. In September, a second U.K. location is being added in London's financial district.

     The Company currently employs two to four trainers and at least one sales representative at each of its leased training centers. Center operations are managed by five regional managers. These centers also typically have an education coordinator to provide classroom assistance and sales and registration support.

Custom Solutions

     The Company develops educational seminars and promotional programs to assist manufacturers in marketing new technologies. Wave also assists manufacturers in providing training for their internal staffs as well as addressing their need to train customers. The Company also administers entire technical training programs for large corporations, including needs assessment, curriculum design and updating, development or procurement of all training materials, and cataloguing, scheduling and delivery of media and live training. The Company has developed a range of programs designed to meet these needs.

     Since calendar 1993, GTE has sponsored the Company's largest annual custom solutions program under the name "GTE University." GTE uses the program, which is presented through seminars, to introduce and demonstrate emerging telecommunications technologies, such as products to facilitate telecommuting, computer integrated telephones, ATM (asynchronous transfer mode) and fast packet networking. Wave provides speakers, creates course materials and assists in the direct-response mailings to an audience selected by GTE.

     The Company currently presents other seminars, including its Technology Solutions Workshop. Wave also provides training fulfillment programs on behalf of manufacturers that sell training along with a product. The Company may fulfill the manufacturer's training commitment using the manufacturer's program and materials and Wave trainers.


Sales and Marketing

     The Company markets its services and products through a three-tier sales strategy: direct-response mailings and telemarketing, a sales force that develops major accounts and third party distributors. The Company currently has a sales and marketing staff of approximately 75 persons. Wave markets its published products and instructor-led training services through Company catalogs mailed to information systems professionals and independent training companies as well as through trade publication advertising. Wave also uses resellers to distribute its published products. The Company has distribution agreements with ComputerPrep, Inc. and Ingram Micro Inc. and also uses other distributors to resell its published products to information systems professionals. Wave markets its custom solutions primarily through direct contacts with manufacturers and other large corporations.

     Using trade lists, compilations of prior Wave students and other sources, the Company has developed databases containing the names, addresses and other information about information systems professionals. Wave believes that its emphasis on database marketing gives it greater market coverage and an advantage over instructor-led training competitors that rely only on referrals from manufacturers or a direct sales force to generate sales in such a dispersed market.


Competition

     Each of the Company's lines of business is highly competitive, and there are few economic barriers to market entry in any of them. The Company not only faces competition from many other companies offering similar services and products, but it must also compete with the internal training, marketing and publishing units of large corporations. The Company believes, however, that no single company competes with Wave in all of its lines of business. The Company believes that being involved in all three lines of business gives it certain competitive advantages. For example, unlike most of its competitors, the Company offers programs that utilize both self-study and instructor-led training. Further, Wave can use the knowledge and experience it gains from its custom solutions business to reduce the cost of developing new instructor-led training courses and published products. Similarly, the insights the Company gains in its instructor-led training assist it in producing published materials that are responsive to its customers' needs.

     Wave competes in its publishing business on the basis of its ability to develop products quickly and on the quality of its published products. Because Wave employees who have extensive contact with information systems professionals assist in developing Wave's published products, the Company believes that it is well positioned to respond to the developing needs of the market for published products. The Company's publishing business is, however, small in comparison to most publishing houses that specialize in PC and information technology publications. There also are many other medium-sized and smaller companies that conduct publishing businesses similar to that of the Company. Many such competitors have access to greater resources and capital and more authors and developers than currently available to the Company.

     Wave competes in the instructor-led training business on the basis of its pricing, perceived quality, independence and breadth of course offerings. There are a large number of competitors in the highly fragmented training industry, and there is also competition among the available training methods, such as instructor-led training, multimedia, CBT and video instruction. Within the instructor-led training segment, there are many companies ranging in size from those that are smaller than Wave to others that are substantially larger. In addition, some of the major software and equipment manufacturers that maintain their own training programs for both internal training and public training compete with the Company. These manufacturer training programs have access to substantial resources and capital not available to the Company. The Company believes, however, that its independence allows it to assess such a manufacturer's product objectively, which helps it compete with the manufacturer's training programs. Wave also believes its established library of courses and course materials that can be updated (or customized for a particular customer) helps it compete. Through Club Wave and its published products, the Company offers customers the ability to combine self-directed training with classroom instruction in a single curriculum. Moreover, the Company believes that the diversity of its course offerings, the quality of its personnel and the multiple locations at which it offers training permit it to remain competitive with others in the marketplace. The Company also believes that it prices its courses at levels below those of its competitors. Wave's ongoing customer support and toll-free telephone line also help to distinguish it from smaller competitors in the third-party information training industry.

     In custom solutions, Wave competes primarily with internal marketing departments of manufacturers, as well as with numerous independent firms. The Company believes that it can render services efficiently and is perceived as independent from individual manufacturers.


Regulation

     All the jurisdictions in which the Company operates its training centers regulate and license certain kinds of vocational, trade, technical or other post-secondary education. The Company believes that employer-funded or reimbursed information technology training is exempt from such requirements in many of these states. To the extent that Wave desires to participate in programs funded by government entities, it will apply for licensing in jurisdictions in which it operates training centers. If the Company were found to be in violation of a state's licensing or other regulatory requirements, it could be subject to civil or criminal sanctions, including monetary penalties.

     The Company is also subject to federal, state and local regulations concerning the environment, occupational safety and health. The Company has not experienced significant difficulty in complying with such regulations and compliance has not had a material impact on the Company's business or its financial results.


Trademarks and Intellectual Property

     The Company's only federally registered trademark is the "Wave" name and design, which is registered with the United States Patent and Trademark office, although the Company is in the process of registering other marks. The Company's material intellectual property consists of copyrighted published products.


Employees

     As of June 30, 1997, the Company had 219 employees, including 217 full-time employees. There were 62 trainers and supervisors, 16 employees engaged in providing custom solutions, 34 in full-time development and production of published products, 73 in sales and marketing and 34 in general and administrative services. None of the Company's employees are represented by unions. The Company considers its employee relations to be satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's corporate headquarters is located in St. Louis, Missouri. The leased property consists of 23,000 square feet and contains the Company's executive offices, three classrooms and production facilities for courseware, videotapes and other published products and advertising materials. The Company's lease expires on March 31, 1999, with a one-year renewal option. The base rent is $310,257 through the lease expiration date. The Company is actively looking for additional space for its corporate headquarters, and believes it will be able to locate suitable space and negotiate satisfactory lease terms.


     The Company also leases 6,360 square feet of warehouse space at an annual rent of $36,576. The Company uses this space for its mailing and distribution operations, equipment maintenance, and for storage.

     The following table sets forth the date the Company first leased space in a market and certain information about each of the Company's current leased training centers (other than St. Louis) at which the Company has classrooms:

                               Date       Square  Current Annual      Lease
Location                  of First Lease   Feet    Base Rental      Term Ends
--------                  --------------  ------  --------------   -------------
Reston, Virginia........  August 1989      8,182     $152,922      June 1998
Dallas, Texas...........  June 1990        5,659      104,691      May 2002
San Jose, California....  March 1993       7,915      171,000      December 1997
Chicago, Illinois.......  August 1993      7,082       85,128      July 2000
Atlanta, Georgia........  June 1994        7,124      106,860      June 2001
London, United Kingdom..  August 1994      4,300      220,080      July 1999
London, United Kingdom..  September 1997   8,500         *         December 2001
Los Angeles.............  October 1994     6,999      131,121      June 1999
Philadelphia............  October 1994     6,613      107,461      December 2001
Boston..................  November 1994    5,439      102,525      January 2000
Minneapolis.............  January 1995     7,462      119,392      March 2001
New York City...........  March 1995       5,058      122,657      April 2005

* No rent until May, 1998; from May 18, 1998, through November 18, 1998, rent is (Pounds)102,937.50, and (Pounds)125,000 thereafter.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any material lawsuits. The Company is subject to claims arising in the ordinary course of its business which the Company believes will not have, either individually or in the aggregate, a material adverse effect on the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company completed its initial public offering of Common Stock on August 10, 1994. Its Common Stock is quoted on the Nasdaq National Market under the symbol "WAVT." The following table sets forth the high and low reported sales prices for the Common Stock as quoted on the Nasdaq National Market for the periods indicated.

==========================================================
             Quarter Ended                High     Low
==========================================================

October 31, 1994                         $ 7 1/2  $6 1/8
----------------------------------------------------------
January 31, 1995                         $ 6 3/4  $6
----------------------------------------------------------
April 30, 1995                           $11 1/2  $5 1/2
----------------------------------------------------------
July 31, 1995                            $11 1/2  $5 1/4
----------------------------------------------------------
October 31, 1995                         $ 8 1/4  $6 3/8
----------------------------------------------------------
January 31, 1996                         $ 6 3/4  $5
----------------------------------------------------------
April 30, 1996                           $ 6 1/2  $4 3/8
----------------------------------------------------------
July 31, 1996                            $ 7 1/8  $4 1/2
----------------------------------------------------------
October 31, 1996                         $ 6 1/8  $4 1/2
----------------------------------------------------------
January 31, 1997                         $ 6 7/8  $4 3/4
----------------------------------------------------------
April 30, 1997                           $ 7 1/4  $5 5/8
----------------------------------------------------------
July 31, 1997 (through July 14, 1997)    $ 8 1/2  $5 5/8
==========================================================


     As of July 14, 1997, the Company had approximately 230 shareholders of record.

     The Company has not declared or paid any cash dividends on the Common Stock. The Company currently anticipates that it will retain any earnings to finance its growth and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The payment and rate of future cash dividends on the Common Stock, if any, will be subject to review by the Company's Board of Directors in light of the Company's financial condition, results of operations and capital requirements, as well as other factors the Board of Directors deems relevant.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

     Wave designs, develops and delivers technical training programs addressing data communications, networking, Internet/Intranet, and client/server computing technologies. The Company provides both published self-study and instructor-led programs. By integrating these delivery formats and providing on-line distance learning support, the Company believes it has a unique and highly effective approach.

Review of Financial Results

     Wave recognizes revenues from technology training based on actual attendance. When individuals buy a curriculum of courses, income is recognized as customers attend individual classes. The Company recognizes publishing revenues at the time products are shipped. Custom solutions revenues are recognized as specific services are fulfilled. As of April 30, 1997, the Company had total deferred revenue of $4,099,000, reflecting sales not yet recognized as revenue, compared to deferred revenue at April 30, 1996, of $3,121,000.

     The Company's costs of services, products and development include payroll, payroll taxes, and travel and living expenses for trainers and custom solutions personnel, expenses for the production of published products, and rental of Company-operated and third-party facilities for training and manufacturing service programs. Sales and marketing expenses include direct response mail expenses, other advertising expenses and payroll and related taxes for sales staff. Key components of general and administrative expense include management compensation, bad debt expenses, depreciation and amortization, corporate headquarters rent and telephone expenses. While the Company operates a subsidiary in England, all revenues and expenses from international operations are consolidated in the Company's financial statements.

Results of Operations - Fiscal 1997  Compared to Fiscal 1996

     Revenues. Total fiscal 1997 revenues increased 26% to $30,826,000, from $24,369,000, as Wave experienced revenue growth in all three segments of its business.

     Publishing revenues increased by $3,364,000, or 28%, compared to fiscal 1996 to $15,560,000 and represented approximately 50% of total revenues in both fiscal 1996 and fiscal 1997. Much of the growth in publishing revenues related to sales to large corporate clients, both domestic and international. Sales of Wave's Microsoft NT products and A+ Certification products experienced the most significant increases, 94% and 89%, respectively.  The Company's strength in these two content areas is based on its long presence in the certification
market.   The percentage of published products sales through Wave's domestic and international distributors remained fairly constant, at 33% in fiscal 1997, compared to 32% in fiscal 1996.

     Instructor-led training ("ILT") revenues increased 14%, or $1,228,000, to $10,001,000 in fiscal 1997. Fiscal 1997 ILT revenues decreased to 32% of total revenues, compared to 36% in the prior fiscal year. ILT revenues benefitted from sales to major corporate accounts that integrate live training with self-study and computer-based materials. The growth in ILT resulted primarily from sales in the UK, which increased $1,358,000. The Company's London facility is operating at near capacity and Wave plans to add an additional facility during the first quarter of fiscal 1998. Domestic ILT revenues declined 2% to $6,988,000 in fiscal 1997. The Company attributes this to an increased proportion of sales to major corporate accounts that purchase training solutions that integrate live training with self-study and custom training programs. A significant portion of these revenues are recognized as publishing and custom solutions revenue.

     Custom solutions revenues increased 55% or $1,865,000 from fiscal 1996, and increased as a percentage of total revenues to 17% from 14%. This segment of Wave's business historically was dominated by its GTE University program.
Fiscal 1997 revenues also included significant sales to Sony Electronics, Inc., and sales of the Company's Integrated Solutions Workshop (ISW) and Technology Solutions Workshop (TSW) programs. Wave showcases products of several vendors to demonstrate integrated solutions to companies' technical needs. The ISW and TSW programs provide the Company with strategic vendor relationships that enable Wave to remain current on industry trends.

     Costs and Expenses. Fiscal 1997 total costs and expenses increased $4,479,000, or 18%.

     Cost of services, products and development increased 15%, or $1,903,000, but decreased as a percentage of revenues, to 47% in fiscal 1997, compared to 52% in fiscal 1996. The Company increased its use of consultants in both ILT delivery and development and accounted for most of the dollar increase, $1,190,000. Payroll and related costs decreased slightly, by 5%, to $5,096,000 in fiscal 1997 from $5,390,000 fiscal 1996, and employee travel and entertainment costs also decreased, by $93,000, or 8%.

     In fiscal 1997, the Company also amortized $1,244,422 of development costs capitalized in prior periods, an increase of $472,000, or 61%, over fiscal 1996.

     Variable costs associated with published products increased slightly, by $43,000, or 2%, but decreased as a percentage of revenues from 10% to 8% as Wave focused on more cost-effective production methods. Shipping costs increased $168,000, or 33%, largely as the result of continued growth in sales of published products, and, to a lesser extent, shipments of materials for classroom training and general intracompany shipments.

     Wave's royalty payments decreased significantly in fiscal 1997, by $260,000, or 90%, as it completed payments related to product acquisitions in prior years. Costs of services also include outside facility and equipment rentals where permanent Company facilities are not available, and rent for Wave's training centers.

     The Company decreased its expenses for outside facilities rental by $79,000, or 96%, in fiscal 1997, and maintained rent expense for its own facilities at $1,377,000, slightly above the level in fiscal 1996 of $1,361,000. Equipment rental expenses increased $49,000, or 286%, as the Company implemented its planned financing of computer hardware purchases through equipment leases.

     Total sales and marketing expenses increased 29% in fiscal 1997, but remained relatively stable as a percentage of revenues, at 27% in fiscal 1997, compared to 26% in fiscal 1996. Payroll related items, including commissions, increased $1,708,000, or 66%, as Wave continued to expand its field sales force, and to increase incentive-based compensation to its sales and marketing team. Employee travel and entertainment costs for sales and marketing personnel also increased significantly, by 76%, or $123,000, in fiscal 1997 compared to the prior year. Expenses for temporary and contract services increased $101,000, or 81%, in fiscal 1997, as Wave established a new out-bound telemarketing operation, and increased the use of temporary labor on a trial basis.

     Expenses related to direct mail in fiscal 1997 decreased 18%, or $507,000, as the Company increased its emphasis on field sales. This increase is attributable to increased printing and advertising costs associated with advertising coop programs with distributors, advertising of Wave's ISW and TSW programs and general corporate advertising. Outside marketing consultant fees also increased $90,000 from fiscal 1996.

     Advertising and promotional expenses, including trade show participation also increased significantly in fiscal 1997, by $481,000, or 90%.

     Total general and administrative expenses increased 12% in fiscal 1997, but decreased as a percentage of revenues, to 22% compared to 24% in fiscal 1996. Employee compensation expenses increased 21%, or $342,000, for international employees to support the growth in international revenues. Employee travel expenses also increased in fiscal 1997, by $114,000, or 148%, for domestic management travel to support the growth in international revenues. Depreciation expense increased significantly, by 26%, or $232,000, as Wave added hardware and software to accommodate its growth. Telephone expense increased $137,000, or 21%, as the Company upgraded its phone and computer systems. Legal fees increased $50,000, or 27%, in fiscal 1997, but were more than offset by a significant decrease in outside accounting and other professional expenses, of $258,000, or 57%.

     One significant, non-recurring event in the fourth quarter of fiscal 1997 negatively impacted financial results. The Company expensed $165,000 for the judgment in a lawsuit tried and lost during the quarter.

     Income/Loss From Operations. Operating income for fiscal 1997 was $1,332,000, or 4% of revenues, compared to an operating loss of $646,000, or 3% of revenues, in fiscal 1996.

     Other Income/Expense and Provision for Taxes. Other expense for fiscal 1997 was $85,000, a $13,000 decrease compared to fiscal 1996, primarily as the result of decreased total borrowings during the fiscal year. Other income increased by $11,000, to $32,000 in fiscal 1997. In addition, Wave recorded a tax credit of $250,000 in the fourth quarter of fiscal 1997. As the Company consistently recognizes, and anticipates continuing to recognize, net income, this tax credit accounts for the remaining loss carryforward. Beginning in fiscal 1998, Wave intends to book a provision for income taxes on a quarterly basis.

     Net Income/Loss. Net income for fiscal 1997 was $1,528,000, or $.39 per share, compared to a net loss in fiscal 1996 of $724,000, or $.19 per share.

Results of Operations - Fiscal 1996 Compared to Fiscal 1995

     Revenues. Total revenues for fiscal 1996 increased $6,352,000 or 35% to $24,369,000 from $18,017,000 in fiscal 1995. Fiscal 1996 ILT revenues increased $1,277,000, or 17%, to $8,773,000 from $7,496,000 in fiscal 1995. The Company's revenues from its Novell curriculum decreased as a percentage of revenues from 72% to 48%. Wave attributes this continued decline to customers exploring alternative networking systems and increased competition in the Novell training market. Expansion of Wave's London operations accounted for $839,000, or 66%, of the growth in ILT revenues. Revenues from the Club Wave program continued to increase, by $1,268,000 to $3,175,000 for fiscal 1996, although a significant portion of these annual increases replace traditional ILT sales of individual courses.

     Publishing revenues in fiscal 1996 increased $5,039,000, or 70%, to $12,196,000 from $7,157,000 in the prior year. The Company's on-going emphasis on publishing included the introduction of self-study materials and assessment software. Self-study kits for the Microsoft MCSE program accounted for $4,112,000, or 34%, of publishing revenues in fiscal 1996. The percentage of Wave's published products sales through domestic and international distributors continued to increase, to 32% in fiscal 1996, compared to 5% in fiscal 1995.

     Custom solutions revenues in fiscal 1996 increased slightly, by $36,000 or 1%, to $3,400,000 from $3,364,000 in fiscal 1995. Revenues from GTE and the GTE University program declined by $458,000 in fiscal 1996. Revenues from new custom solutions programs for other vendors offset this decline. Unlike past years, GTE University 1996 extended beyond the end of Wave's fiscal year.

     Costs and Expenses. Total costs and expenses in fiscal 1996 increased $5,825,000, or 30%, to $25,016,000 from $19,191,000 in fiscal 1995. Total costs and expenses represented 103% of total revenues for the fiscal year, but only 97% of total revenues for the fourth quarter of fiscal 1996.

     Costs of services, products and development represented 52% of total revenues in fiscal 1996, compared to 50% in fiscal 1995, increasing $3,686,000, or 41%, to $12,701,000 from $9,015,000 in fiscal 1995. Payroll and payroll taxes increased $846,000, or 19%, from $4,544,000 in fiscal 1995, to $5,390,000.
Production costs for publishing rose $1,561,000, or 186%, in fiscal 1996, to $2,400,000 from $839,000 in fiscal 1995. Freight costs associated with the shipping of published materials and study kits rose $193,000 to $494,000 in 1996. Both production and shipping costs increased as a percentage of revenues as Wave continued to increase its reliance on distributors. Travel and living expenses remained relatively stable at $1,178,000 in fiscal 1996. While the Company had no royalty expense in fiscal 1995, it incurred $289,000 in fiscal 1996 related primarily to the acquisition of assets from a small training company. Amortization of previously capitalized development costs, net of current capitalization, increased by $116,000. Wave's costs relating to payments to third parties for training, materials, consulting and other services associated with its custom solutions line of business increased by $270,000 to $782,000. As sales of custom solutions services to customers other than GTE increased, the Company outsourced many products and services for these non-recurring programs, rather than increasing fixed overhead costs.

     Outside facility and equipment rental expenses declined $516,000, or 84%, in fiscal 1996, primarily due to increased utilization of Company facilities,
including the new centers opened in fiscal 1995.   Training center rent expense
increased $315,000, or 32%, to $1,301,000, from $986,000 in fiscal 1995, as Wave paid rent for a full year for the seven centers opened in fiscal 1995. Wave incurred an additional $60,000 of rent expenses in fiscal 1996 for a new distribution center opened during the year. Depreciation related to equipment used in the cost of sales area increased $254,000, or 88%, in fiscal 1996 to $542,000, reflecting a full year's depreciation of the new equipment and personal property acquired in fiscal 1995 in addition to items purchased in fiscal 1996.

     Sales and marketing expenses in fiscal 1996 increased $689,000, or 12%, to $6,396,000 from $5,707,000 in fiscal 1995 and represented 26% of total revenues in fiscal 1996, compared to 32% in the prior fiscal year. Most of the dollar increase occurred in payroll costs as the Company added an outside sales force and expanded its international sales organization. Employment-related expenses for sales and marketing personnel in fiscal 1996 increased $1,110,000 or 75%, to $2,594,000 from fiscal 1995. Direct-response mail expenses, which constitute the largest component of sales and marketing expenses, declined by $66,000, or
2%, in fiscal 1996 to $2,750,000 from $2,816,000 in fiscal 1995.   Other
advertising, promotional and trade show expenses in fiscal 1996 decreased $593,000, or 53%, to $533,000 from $1,125,000 in fiscal 1995. Approximately
$192,000 of sales and marketing expenses incurred by the Company in fiscal 1996 were attributable to Wave's sales efforts in the Pacific Rim.

     General and administrative expenses represented 24% of total revenues in fiscal 1996 and 25% in fiscal 1995, and increased $1,450,000, or 32%, to $5,919,000, from $4,469,000 in fiscal 1995. Employment-related expenses for administrative personnel in fiscal 1996 increased $136,000, or 9%, to $1,664,000 from $1,528,000 in fiscal 1995, as the Company continued to add administrative staff to accommodate current and anticipated growth. Depreciation in fiscal 1996 increased $417,000, or 88%, to $893,000 from $476,000 in fiscal 1995, reflecting a full year's depreciation of the new equipment and personal property acquired during fiscal 1995 and additional items purchased during fiscal 1996. The Company had $150,000 of goodwill amortization in fiscal 1996 associated with the asset acquisition. Wave incurred no significant costs in that acquisition other than goodwill, as the primary assets acquired were courseware and the related intellectual content, and customer relationships. Outside services, comprised principally of legal and accounting expenses, rose $414,000, or 186%, to $637,000 in fiscal 1996. In response to its rapid growth, the Company engaged outside professional services to assist it with financial systems and procedures and related accounting issues during the early part of fiscal 1996. Rent and telephone expenses were $1,127,000 in fiscal 1996, a $289,000 or 35% increase, reflecting a full fiscal year of operations in all Wave centers.

Income/Loss from Operations. Loss from operations in fiscal 1996 was $646,000, or 3% of revenues, compared to $1,174,000 in fiscal 1995, or 7% of revenues.

Other Income/Expense--Net. Other expense--net in fiscal 1996 was $78,000 compared to other income-net of $20,000 in fiscal 1995, as the Company's interest expense increased as it financed a portion of its growth with debt.

Provision for Income Taxes. No provision for income taxes was made in fiscal 1996 or in fiscal 1995, because of the Company's current and historical tax losses. As of the end of fiscal 1996, the Company had loss carryforwards of approximately $1,814,000, which expire in varying amounts through 2010.

Liquidity and Capital Resources

     The Company had net cash from operating activities of $1,511,000 in fiscal 1997 compared to using cash of $722,000 in fiscal 1996. Earnings before interest, taxes, depreciation and amortization increased to $3,498,000 at April 30, 1997, compared to an increase of $925,000 at April 30 in the prior year. Wave's deferred revenue increased from $3,121,000 at April 30, 1996, to $4,099,000 at April 30, 1997. This increase included prepaid course offerings, Club Wave receipts, and continuing custom solutions work. The Company's cash and cash equivalents increased to $948,000 at April 30, 1997, from $747,000 at April 30, 1996. Wave's accounts payable increased to $2,490,000 at April 30, 1997, from $1,970,000 at April 30, 1996. Total accounts receivable increased 41%, from $5,044,000 at April 30, 1996, to $7,108,000 at April 30, 1997. Average days'
sales in accounts receivable were 84 at April 30, 1997, compared to 76 days at April 30, 1996.

     Inventory increased 12% from $700,000 at April 30, 1996, to 785,000 at April 30, 1997.

     Prepaid direct mail costs increased 19%, to $558,000 at April 30, 1997, from $468,000 at April 30, 1996.

     The Company used $815,000 of cash in fiscal 1997 for capital expenditures, primarily for computer equipment and related software.

     The Company expects to continue to finance its operations from internally generated funds and bank or other third-party financing, which the Company will seek as needed. In August 1995, the Company obtained a bank line of credit, renewable annually, bearing interest at the bank's prime rate. In September of 1996, Wave increased that line of credit to $2,000,000, from $1,500,000. At fiscal year-end, Wave had nothing drawn on its line of credit. In January of 1996, the Company executed a $600,000 term note due January 5, 1999, bearing interest at 9.25%, with monthly installments of approximately $19,000.

     Wave anticipates investing approximately $500,000 in new computer equipment in fiscal 1998, to be funded by a combination of operating and capital leases. The Company's current commitments for operating lease obligations of $1,565,000 in fiscal 1998 consist primarily of the leases for the Company's headquarters and training centers. The Company currently anticipates that cash generated from operations, existing cash balances, additional equipment leases and available credit lines will be sufficient to satisfy the Company's cash requirements for operations for at least twelve months.


ITEM 7.   FINANCIAL STATEMENTS.

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Wave Technologies International, Inc. and subsidiaries are included at the end of Part III of this Annual Report on Form 10-KSB:

     Consolidated Balance Sheets - April 30, 1996 and 1997
     Consolidated Statements of Operations- Years Ended April 30, 1996 and 1997 Consolidated Statements of Common Shareholders' Equity - Years Ended
       April 30, 1996 and 1997
     Consolidated Statements of Cash Flows - Years Ended April 30, 1996 and
       1997
     Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders of the registrant to be held on September 10, 1997 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

     The information required with respect to Section 16(a) of the Securities Exchange Act of 1934 is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which section is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is set forth in the section entitled "Election of Directors" in the Proxy Statement, which section is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is set forth in the section entitled "Voting Rights" and "Security Ownership of Management" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is set forth in the section entitled "Election of Directors" in the Proxy Statement, which section is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:
  3.2             Restated Bylaws, as amended

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

 10.1             Employment Agreement dated June 25,
                  1997,  between the Company and J.
                  Michael Bowles

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

 10.4             Wave Technologies International, Inc.
                  Outside Directors Stock Option Plan
                  (filed as Exhibit 10.4 to Registrant's
                  annual report on Form 10-KSB for the
                  fiscal year ended April 30, 1995, and
                  incorporated herein by reference)

 10.5             Distribution Agreement between the
                  Company and Ingram Micro, Inc., dated
                  April 19, 1996 (filed as exhibit 10.8
                  to Registrant's annual report on Form
                  10-KSB for the fiscal year ended April
                  30, 1995, and incorporated herein by
                  reference)

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

10.9          $2,000,000 Line of Credit Note to Commerce Bank, National
              Association, dated September 1, 1996 (filed as Exhibit 10.9 to
              Registrant's Quarterly Report on Form 10-QSB for the quarter ended
              October 31, 1996 and incorporated herein by reference)

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

10.12         $600,000 Note dated January 5, 1996, to Commerce Bank, National
              Association (filed as Exhibit 10.14 to Registrant's Quarterly
              Report on Form 10-QSB for the quarter ended January 31, 1996 and incorporated herein by reference)

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

10.15         Waveware License Agreement between the Company and SHL Systemhouse
              Corp., dated as of January 30, 1996 (filed as Exhibit 10.19 to
              Registrant's Quarterly Report on Form 10-QSB for the quarter ended
              January 31, 1996 and incorporated herein by reference)

11.1          Statement Regarding Computation of Per Share Earnings (Loss)--
              Included in notes to Consolidated Financial Statements

21.1          List of Subsidiaries

23.1          Consent of Deloitte & Touche, LLP

                 Executive Compensation Plans and Agreements

     Service Agreement dated June 1, 1994, by and between the Company and John
     A. Kirkham (filed as Exhibit 10.2 to Registrant's Registration Statement on Form SB-2 (file No. 33-80556).

     Employment Agreement dated June 25, 1997 between the Company and J. Michael Bowles.

     Amended and Restated 1993 Stock Option Plan (filed as Exhibit 10.3 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556)).

     1995 Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-8 (File No. 33-98462)).

     Wave Technologies International, Inc. Outside Directors Stock Option Plan (filed as Exhibit 10.4 to Registrant's annual report on Form 10-KSB for the fiscal year ended April 30, 1997).

(b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the fiscal year ended April 30, 1997.

                                         WAVE TECHNOLOGIES
                                         INTERNATIONAL, INC.

                                         Financial Statements for the
                                         Years Ended April 30, 1997 and 1996 and
                                         Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Wave Technologies International, Inc.:

We have audited the accompanying consolidated balance sheets of Wave Technologies International, Inc. and Subsidiaries (the "Company") as of April 30, 1997 and 1996, and the related consolidated statements of operations, common shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wave Technologies International, Inc. and Subsidiaries at April 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



St. Louis, Missouri
June 6, 1997

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------


                                                                            April 30,
                                                                 ----------------------------
ASSETS                                                                 1996          1997

CURRENT ASSETS:
  Cash and cash equivalents                                         $   747,064   $   948,280
  Accounts receivable - less allowance for doubtful accounts of
    $474,000 and $446,000                                             5,044,471     7,107,651
  Inventory                                                             699,914       785,011
  Prepaid expenses                                                      203,296       475,949
  Other current assets                                                  168,141       169,305
                                                                    -----------   -----------

          Total current assets                                        6,862,886     9,486,196

PROPERTY AND EQUIPMENT (Note 3)                                       3,883,263     3,956,964

PREPAID DIRECT MAIL COSTS                                               467,517       558,025

DEFERRED COURSEWARE DEVELOPMENT COSTS                                 1,617,634     1,653,993

OTHER ASSETS (Note 4)                                                   826,510       839,348





                                                                    -----------   -----------

TOTAL                                                               $13,657,810   $16,494,526
                                                                    ===========   ===========


                                                                                     (Continued)


WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------


                                                                                 April 30,
                                                                      -----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                        1996           1997

CURRENT LIABILITIES:
  Accounts payable                                                       $ 1,969,700    $ 2,489,814
  Accrued expenses                                                         1,260,578      1,408,946
  Deferred revenue                                                         3,121,444      4,098,761
  Bank line-of-credit (Note 5)                                               228,000
  Current portions of long-term debt and capital lease obligation:
    Note payable (Note 5)                                                    228,163        280,099
    Capital lease obligations (Note 6)                                        32,973         76,451
                                                                         -----------    -----------

          Total current liabilities                                        6,840,858      8,354,071
                                                                         -----------    -----------

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATION,
  Excluding current portions:
    Note payable (Note 5)                                                    431,612        147,020
    Capital lease obligations (Note 6)                                        56,295         94,766

ACCRUED RENT LIABILITY (Note 6)                                              345,496        297,987

COMMON SHAREHOLDERS' EQUITY:
  Common stock, $.50 par value, authorized, 20,000,000 shares;
    issued, 3,920,993 and 3,933,459 shares; outstanding, 3,913,636
    and 3,926,102 shares                                                   1,960,497      1,966,729
  Additional paid-in capital                                               7,012,474      7,038,285
  Accumulated deficit                                                     (2,996,833)    (1,468,461)
  Cumulative translation adjustment                                           22,109         78,827
                                                                         -----------    -----------
          Total                                                            5,998,247      7,615,380
  Less treasury stock, at cost (7,357 shares)                                (14,698)       (14,698)
                                                                         -----------    -----------
          Total common shareholders' equity                                5,983,549      7,600,682
                                                                         -----------    -----------

TOTAL                                                                    $13,657,810    $16,494,526
                                                                         ===========    ===========

See notes to consolidated financial statements.                                             (Concluded)



WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------



                                                                            1996           1997

REVENUES (Notes 10 and 11):
  Publishing                                                             $12,196,294    $15,560,721
  Instructor-led training                                                  8,772,939     10,000,828
  Custom solutions                                                         3,400,103      5,264,907
                                                                         -----------    -----------

          Total revenues                                                  24,369,336     30,826,456

COSTS AND EXPENSES:
  Cost of services, products and development                              12,700,665     14,603,830
  Sales and marketing                                                      6,395,988      8,257,289
  General and administrative                                               5,918,960      6,633,549
                                                                         -----------    -----------

          Total costs and expenses                                        25,015,613     29,494,668
                                                                         -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                               (646,277)     1,331,788

INTEREST EXPENSE                                                             (74,301)       (69,293)

OTHER INCOME (EXPENSE) - Net                                                  (3,375)        15,877
                                                                         -----------    -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                                       (723,953)     1,278,372

INCOME TAX CREDIT                                                                  -        250,000
                                                                         -----------    -----------

NET INCOME (LOSS)                                                        $  (723,953)     1,528,372
                                                                         ===========    ===========

NET INCOME (LOSS) PER SHARE                                                   $(0.19)         $0.39
                                                                         ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                        3,791,562      3,968,739
                                                                         ===========    ===========


See notes to consolidated financial statements.


WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------


                                                                                                             Total
                                                   Additional                  Cumulative                    Common
                                       Common        Paid-in     Accumulated   Translation   Treasury    Shareholders'
                                        Stock        Capital       Deficit     Adjustment      Stock         Equity

BALANCE, APRIL 30, 1995              $1,809,812   $6,056,407   $(2,272,880)      $21,976   $(14,698)      $5,600,617

Net loss                                                          (723,953)                                 (723,953)
Options - warrants exercised            110,685      396,067                                                 506,752
Issuance of common stock in
  connection with ETI acquisition -
  (See Note 12)                          40,000      560,000                                                 600,000
Change in cumulative translation
  adjustment                                  0            0             0           133           0             133
                                     ----------   ----------   -----------   -----------  ----------      ----------

BALANCE, APRIL 30, 1996               1,960,497    7,012,474    (2,996,833)       22,109     (14,698)      5,983,549

Net income                                                       1,528,372                                 1,528,372
Options - warrants exercised              6,232       25,811                                                  32,043
Change in cumulative translation
  adjustment                                  0            0             0        56,718           0          56,718
                                     ----------   ----------   -----------   -----------  ----------      ----------

BALANCE, APRIL 30, 1997              $1,966,729   $7,038,285   $(1,468,461)      $78,827   $(14,698)      $7,600,682
                                     ==========   ==========   ===========   ===========  ==========      ==========


See notes to consolidated financial statements.


WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------


                                                                          Years Ended April 30,
                                                                      ---------------------------
                                                                            1996          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  (723,953)  $ 1,528,372
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                       1,574,661     1,899,853
      Barter revenue                                                       (700,330)     (842,995)
      Deferred tax credit                                                                (250,000)
      Other                                                                  (9,767)       (7,166)
      Net changes in other assets and liabilities:
        Accounts receivable                                              (2,351,360)   (2,063,180)
        Inventory                                                           210,629       (85,097)
        Prepaid expenses and other current assets                          (110,630)     (273,817)
        Prepaid direct mail costs                                         1,212,924       (90,508)
        Deferred courseware development                                    (490,745)      (36,359)
        Other assets                                                         17,102        69,162
        Accounts payable                                                 (1,309,869)      520,115
        Accrued expenses                                                    598,952       148,368
        Deferred revenue                                                  1,360,522       977,317
                                                                        -----------   -----------
          Net cash provided by (used in) operating activities              (721,864)    1,494,065
                                                                        -----------   -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                     (503,293)     (815,180)
  Acquisition of ETI, Inc.                                                 (247,392)            0
                                                                        -----------   -----------
           Net cash used in investing activities                           (750,685)     (815,180)
                                                                        -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance - net                                 506,752        32,043
  Proceeds from borrowings under note payable                               731,643             0
  Borrowings (repayments) under line-of-credit                              228,000      (228,000)
  Repayments of notes payable                                              (307,978)     (232,404)
  Payments of capital lease obligation                                      (29,497)      (49,308)
                                                                        -----------   -----------
          Net cash provided by (used in) financing activities             1,128,920      (477,669)
                                                                        -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                              (343,629)      201,216

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,090,693       747,064
                                                                        -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   747,064   $   948,280
                                                                        ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest                                  $    76,191   $    69,017
                                                                        ===========   ===========


See notes to consolidated financial statements.

WAVE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   THE COMPANY

     Wave Technologies International, Inc. ("Wave" or the "Company") is engaged in the business of developing, marketing, and delivering training and instructional products relating to sophisticated information technologies. The Company operates 11 training centers in the United States, and one in the United Kingdom.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition - Revenue is recognized for information technology training and manufacturers' services as the services are rendered. Revenue from the sale of published products is recognized at the time the product is shipped. Deferred revenue consists of fees paid for services which have not yet been rendered. The Company provides allowances for returns at the time of sale based on management estimates.

     Club Wave and Corporate Club Wave represent programs through which the Company provides an integrated set of services and products. The portion of revenue pertaining to products is recognized at the time the product is shipped. The remaining revenue is deferred and recognized as the services are provided over the term of the membership.

     Basis of Consolidation - The consolidated financial statements include the accounts of Wave and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less at date of purchase to be cash equivalents.

     Inventories - Inventories are primarily composed of published materials and are valued at the lower of cost or market using the first-in, first-out
     (FIFO) method of computing cost.

     Property and Equipment - Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over 3 years for computer equipment and software, 7-10 years for furniture and fixtures and the term of the related lease for leasehold improvements.

     Advertising Costs - The Company expenses advertising costs as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

     Direct-response advertising consists primarily of direct mail programs. The capitalized costs of the advertising are amortized over a period not exceeding six months following commencement of the program. Advertising expense for the years ended April 30, 1996 and 1997 was $3,219,737 and $3,081,501, respectively.

     Deferred Courseware Development - The Company capitalizes the direct labor and material costs incurred in connection with the development of courseware. Such capitalized costs are amortized over the estimated useful life, which is generally two years.

     Income Taxes - The Company provides for income taxes based on Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes. Deferred income taxes are computed based on the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities.

     Goodwill - Goodwill represents the excess of purchase price over the fair value of net assets acquired and is amortized using the straight-line method over 5 years. Management periodically reviews the value of its goodwill to determine if an impairment has occurred or whether changes have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on a discounted basis of the underlying operations or assets which give rise to such amount. Based on this review, management does not believe that any such impairment has occurred.

     Long-Lived Assets - The Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March 1995. The general requirements of this statement are applicable to the properties and intangible assets of the Company and require impairment to be considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this standard on May 1, 1996. No impairment losses have been identified by the Company.

     Stock-Based Compensation Plans - During fiscal 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), but would be required to disclose pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption, whereas the disclosure requirements apply to all awards granted subsequent to April 30, 1995. The Company will continue to recognize and measure compensation for its stock rights and stock option plans in accordance with the existing provisions of APB 25. See Note 9 for pro forma disclosures of net income
     (loss) and net income (loss) per share as if the fair value-based method prescribed by SFAS No. 123 had been applied.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The carrying amount of the Company's notes payable and long-term debt approximates the fair value based on quoted market prices for similar issues or current rates offered to the Corporation for debt with similar maturity schedules. The carrying amount of all other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these investments.

Computation of Net Income (Loss) Per Share - Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock. Potentially dilutive securities, including stock options and warrants, have not been included in the calculation for 1996 as a result of their anti-dilutive effect.

Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of:
                                                              April 30,
                                                    ---------------------------
                                                          1996          1997

Computer equipment and software                       $ 5,586,701   $ 6,463,027
Furniture and fixtures                                  1,217,045     2,131,322
Leasehold improvements                                    295,309       284,195
                                                      -----------   -----------
                                                        7,099,055     8,878,544
Less - Accumulated depreciation and amortization       (3,215,792)   (4,921,580)
                                                      -----------   -----------

                                                      $ 3,883,263   $ 3,956,964
                                                      ===========   ===========

The Company provides technology training to certain customers in exchange for computer hardware and software. Computer hardware and software of $700,330 and $842,995 was acquired in the years ended April 30, 1996 and 1997, respectively, in connection with such nonmonetary transactions. The Company records such nonmonetary transactions at the lower of the fair market value of the assets received or the average price of the related training program.

4.   OTHER ASSETS

Other assets consist of:
                                                            April 30,
                                                     ----------------------
                                                         1996       1997

Goodwill (see Note 12)                                  $669,336   $524,756
Deposits                                                 153,611     64,592
Deferred tax asset                                         3,563    250,000
                                                        --------   --------

          Total                                         $826,510   $839,348
                                                        ========   ========

Amortization of goodwill was $168,000 and $150,000 in the years ended April 30, 1997 and 1996, respectively.

5.   NOTES PAYABLE

                                                                                              April 30,
                                                                                         ----------------------
                                                                                             1996       1997

     Note payable to the bank, at 9.25%, payable in monthly payments of interest and principal of $19,187 through January 1999, collateralized by accounts receivable, equipment, inventory and
      other assets of the Company.                                                           $555,190   $368,379

     Note payable to the bank, at 9%, payable in monthly payments of interest and principal of $4,155 through August 1998,
      collateralized by equipment of the Company.                                             104,585     58,740
                                                                                              -------   --------

                                                                                              659,775    427,119
     Current maturities                                                                       228,163    280,099
                                                                                              -------   --------

          Total long-term obligations                                                        $431,612   $147,020
                                                                                             ========   ========

In August 1995, the Company entered into a line-of-credit agreement with the bank that extends until September 1997. The Company had borrowed $228,000 and $-0- under this line-of-credit agreement as of April 30, 1996 and 1997, respectively. The line bears interest at the prime rate (8.5% as of April 30, 1997). The line-of-credit agreement is collateralized by accounts receivable, equipment, inventory and other assets of the Company and includes certain covenants which require the maintenance of a certain level of tangible net worth and restrict the payment of dividends.

The scheduled maturities of long-term debt at April 30, 1997 are as follows:

     Year                                              Amount

     1998                                             $280,099
     1999                                              147,020
                                                      --------

           Total                                      $427,119
                                                      ========

6.   LEASING ARRANGEMENTS

     The Company leases equipment under noncancelable capital lease agreements. The equipment acquired under the leases have been capitalized and the related obligation is included in long-term debt and capital lease obligation in the financial statements. The Company leases facilities and other equipment under various noncancelable lease agreements. The following is a schedule of future minimum lease payments under the leases, together with the present value of net minimum lease payments for the capital lease as of April 30, 1997:

          Year Ended                                                                               Capital     Operating
          April 30,                                                                                 Lease        Leases
          1998                                                                                     $ 91,820    $1,565,024
          1999                                                                                       63,690     1,302,034
          2000                                                                                       40,155       837,741
          2001                                                                                            0       660,428
          2002                                                                                                    366,572
          Thereafter                                                                                      0       420,432
                                                                                                   --------    ----------

          Net minimum lease payments, April 30, 1997                                                195,665    $5,152,231
                                                                                                               ==========
          Less - Amount representing interest                                                       (24,448)
                                                                                                   --------

          Present value of net minimum lease                                                       $171,217
           payments                                                                                ========

          Current portion of capitalized lease                                                     $ 76,451
           obligation
          Long-term portion of capitalized lease                                                     94,766
           obligation                                                                              --------

                                                                                                   $171,217
                                                                                                   ========

     During fiscal 1996 and 1997, the Company entered into capital lease agreements to purchase $56,351 and $131,006 of equipment, respectively. As of April 30, 1996 and 1997, the total cost of equipment capitalized amounted to $137,775 and $268,781 and the corresponding accumulated depreciation amounted to approximately $55,159 and $94,883, respectively.

     Rent expense under operating leases was $1,609,693 and $1,621,041 for the years ended April 30, 1996 and 1997, respectively.

     Accrued rent liability consists of rent incentives received for leased operating facilities and is being amortized on a straight-line basis to offset rent expense over the life of the lease. Certain of the Company's leases include scheduled base rent increases over the term of the lease. The total amount of such base rent payments is being charged to expense on a straight-line basis over the term of the lease.

7.   INCOME TAXES

     Due to the Company's historical taxable losses, no tax provision was recorded in fiscal 1996. The Company had historically generated significant net operating loss carryforwards as well as other deferred tax assets resulting from deductible temporary differences. The Company recognized deferred tax valuation allowances in an amount sufficient to eliminate deferred tax assets as the Company had been in a cumulative loss position.

The income tax credit for fiscal 1997 consists of the deferred tax benefit associated with the elimination of the Company's valuation allowance. During 1997 the Company generated positive taxable income and used a significant portion of its previously existing net operating loss carryforwards. Based on operations over the past 18 months and projections for fiscal 1998, management expects to fully utilize its remaining net operating loss carryforwards in the next year, and to fully realize the benefits of its other deferred tax assets.

Temporary differences which gave rise to deferred tax assets and liabilities are as follows:

                                                 April 30,
                                        ------------------------
                                             1996         1997

Deferred tax assets:
  Operating loss carryforwards            $  671,000   $ 135,000
  Allowance for doubtful accounts            154,000      90,000
  Courseware development costs                95,000      19,000
  Accruals not currently deductible for      202,000     168,000
   tax purposes
  Other                                       77,000      88,000
                                          ----------   ---------

       Gross deferred tax assets           1,199,000     500,000
                                          ----------   ---------

Deferred tax liabilities:
  Depreciation                              (164,000)    (43,000)
  Prepaid advertising                       (152,000)   (207,000)
                                          ----------   ---------

       Gross deferred tax liabilities       (316,000)   (250,000)
                                          ----------   ---------

       Net                                   883,000     250,000

Valuation allowances                        (883,000)          -
                                          ----------   ---------

Net deferred tax assets                   $        -   $ 250,000
                                          ==========   =========

Approximately $346,000 of net operating loss carryforwards remain as of April 30, 1997, which expire in various amounts through 2010.

8.   EMPLOYEE BENEFIT PLAN

     The Company has a salary reduction defined contribution profit sharing plan, including features designed to qualify the plan under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to substantially all of its employees. The Company's contribution to the plan is determined annually by the Board of Directors. The Company contributed $82,000 and $90,000 under this plan in the years ended April 30, 1996 and 1997, respectively.

9.   STOCK OPTIONS AND WARRANTS

     Effective May 1, 1996 Wave Technologies International adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by the standard, the Company has elected to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the Company's option plans. Had the determination of compensation cost for these plans been based on the fair value of the grant dates for awards under these plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            April 30,
                                   --------------------------
                                        1996         1997


Net income (loss):
  As reported                        $(724,000)   $1,528,000
  Pro forma                           (807,000)    1,417,000

Earnings per share:
  As reported                            (0.19)         0.39
  Pro forma                              (0.21)         0.36

The resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

Under the Company's 1993 and 1995 Stock Option Plans, the Company may grant options for selected officers and employees of the Company and its subsidiaries for up to 590,000 shares of common stock. Under this plan, the exercise price of each option equals not less than fair market value of company's stock on the date of grant, and an option's maximum term is 10 years. Options are granted by the Board of Directors and the President of the company or its delegates. The majority of options granted vest over three years, in equal installments. If the optionee's employment is terminated, this option remains exercisable for a period between 30 and 90 days, unless the employee is terminated "for cause", then the option terminates immediately.

The fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1996 and 1997:

                                           April 30,
                                      -----------------
                                        1996     1997

     Expected dividend yield            0.00%    0.00%
     Expected volatility               61.00%   68.00%
     Risk-free interest rates           6.88%    6.87%
     Expected option lives (years)      5.00     5.00


A summary of the status of the Company's stock option plan for the two-year period ended April 30, 1997 follows:

                                                                            Outstanding
                                                                       ---------------------
                                                                                   Weighted-
                                                                                    Average
                                                   Exercisable                      Exercise
                                                      Shares            Shares       Price

Outstanding, April 30, 1995                                             348,877       4.59
  Granted                                                               237,700       6.28
  Exercised                                                             (86,466)      2.70
  Expired                                                              (146,362)      6.45
                                                                        -------

Outstanding, April 30, 1996                            135,314          353,749       5.52
  Granted                                                                74,700       5.30
  Exercised                                                             (12,466)      2.57
  Expired                                                               (81,866)      5.48
                                                                        -------
Outstanding, April 30, 1997                            191,866          334,117       5.43
                                                                        =======

The weighted-average fair values of options granted during 1996 and 1997 were $2.96 and $2.80, respectively:

The following tables summarize information about stock options outstanding as of April 30, 1997:

Options Outstanding                                                Weighted-     Weighted-
                                                                    Average       Average
                                                                   Remaining     Exercise
Range of exercise price                                Shares     Contractual      Price
                                                                     Life
$2 - $5                                               208,051        7.95          $4.35
$6 - $7.50                                            126,066        8.53           6.90

Options Exercisable                                                Weighted-
                                                                    Average
Range of exercise price                                Shares    Exercise Price
$2 - $5                                               134,716       $4.21
$6 - $7.50                                             57,150        6.70

The majority of options granted vest over three years, in equal installments. An option granted under the Plan expires not more than ten years after grant. If an optionee's employment is terminated, the option remains exercisable for a period between 30 and 90 days, unless the employee is terminated "for cause", then the option terminates immediately. The exercise price of such options are generally the fair market value of the underlying stock at the date of grant. As of April 30, 1997, the Company has 132,479 shares available for future options under the Plans.

During fiscal 1996, warrants were exercised by the president of the Company to acquire 134,902 shares of common stock at a price of $2.02 per share.

10.  GEOGRAPHIC SEGMENTS

Information about the Company's operations in different geographic areas for the two years ended April 30, 1997 is as follows:

                                     United        Foreign
                                     States       Operations     Eliminations  Consolidated

TOTAL REVENUE:
  1997                             $25,601,441    $5,618,236      $(393,220)   $30,826,457
  1996                              21,000,728     3,427,262        (58,654)    24,369,336

INCOME (LOSS) FROM OPERATIONS:
  1997                               1,209,581       146,003        (23,796)     1,331,788
  1996                                (624,895)      (15,557)        (5,825)      (646,277)

IDENTIFIABLE ASSETS:
  1997                              14,016,285     2,502,037        (23,796)    16,494,526
  1996                              12,496,976     1,166,668         (5,834)    13,657,810

11.  BUSINESS CONCENTRATIONS

A substantial portion of the Company's revenue is derived from the sale of published materials and instructor-led training relating to Microsoft and Novell technology.

12.  ACQUISITION

On June 1, 1995, the Company purchased substantially all of the assets of Enterprise Technology Institute International, Inc. ("ETI") through the issuance of 80,000 shares of common stock and a cash payment of approximately $247,000. ETI develops and distributes published products and provides instructor-led training throughout the United States. The ETI acquisition has been accounted for as a purchase transaction in accordance with Accounting Principle Board Opinion No. 16. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at June 1, 1995. The allocation is summarized as follows:

Accounts receivable                                     $ 32,083
Inventory                                                  3,982
Property                                                  14,140
Goodwill                                                 819,595
                                                        --------

                                                        $869,800
                                                        ========

                                  * * * * * *

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WAVE TECHNOLOGIES INTERNATIONAL, INC.


Dated:  July 21, 1997         By:  /s/ Kenneth W. Kousky
                                 -------------------------
                                   Kenneth W. Kousky, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                      Date
---------                                   -----                      ----

/s/  Kenneth W. Kousky        President, Chairman of the Board,    July 21, 1997
---------------------------   and Chief Executive Officer
Kenneth W. Kousky             (principal executive officer)


/s/  J. Michael Bowles        Chief Financial Officer (principal   July 21, 1997
---------------------------   financial officer and principal
J. Michael Bowles             accounting officer)


/s/  Maxine K. Clark          Director                             July 21, 1997
---------------------------
Maxine K. Clark

/s/  Raymond J. Kalinowski    Director                             July 21, 1997
---------------------------
Raymond J. Kalinowski

/s/ Robert E. Keith, Jr.      Director                             July 21, 1997
---------------------------
Robert E. Keith, Jr.

/s/  David W. Kemper          Director                             July 21, 1997
---------------------------
David Kemper

/s/  Robert E. Lefton         Director                             July 21, 1997
---------------------------
Robert E. Lefton

/s/  Walter N. Torus          Director                             July 21, 1997
---------------------------
Walter N. Torus


                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                           Exhibit                          Page No.
--------------------------------------------------------------------------------
3.1              Articles of Incorporation, as amended and restated
                 (filed as Exhibit 3.1 to Registrant's Statement on
                 Form SB-2 (File No. 33-80556) and incorporated
                 herein by reference)

3.2              Restated Bylaws, as amended

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

10.1             Employment Agreement dated June 25, 1997, between the
                 Company and J. Michael Bowles

10.2 Service Agreement date June 1, 1994, by and between the Company and John A. Kirkham (filed as Exhibit 10.2 to Registrant's Registration Statement on Form SB-2
                 (file No. 33-80556) and incorporated herein by reference)

10.3             Amended and Restated 1993 Stock Option Plan (filed as
                 Exhibit 10.3 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

10.4             Wave Technologies International, Inc. Outside
                 Directors Stock Option Plan (filed as Exhibit 10.4 to Registrants annual report on Form 10-KSB for the fiscal year ended April 30, 1995, and incorporated herein by reference)

10.5             Distribution Agreement between the Company and
                 Ingram Micro, Inc., dated April 19, 1996
                 (filed as exhibit 10.8 to Registrant's annual report on Form 10-KSB for the fiscal year ended April 30, 1995, and incorporated herein by reference)

                                    E-1

Exhibit No.                              Exhibit                                   Page No.
-------------------------------------------------------------------------------------------
10.6             Stock Purchase Agreement between the Company and Radnor
                 Venture Partners, L. P. (filed as Exhibit 10.9 to Registrant's
                 Registration Statement on Form SB-2 (File No. 33-80556) and
                 incorporated herein by reference)

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

10.9             $2,000,000 Line of Credit Note to Commerce Bank, National
                 Association, dated September 1, 1996 (filed as Exhibit 10.9 to
                 Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1996 and incorporated herein by reference)

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

10.12            $600,000 Note dated January 5, 1996, to Commerce Bank, National
                 Association (filed as Exhibit 10.14 to Registrant's Quarterly
                 Report on Form 10-QSB for the quarter ended January 31, 1996 and incorporated herein by reference)

                                      E-2

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                           Exhibit                          Page No.
--------------------------------------------------------------------------------
10.13            Second Amendment to General Loan and Security
                 Agreement between the Company and Commerce
                 Bank, National Association, dated as of September
                 1, 1996 (filed as Exhibit 10.13 to Registrant's
                 Quarterly Report on Form 10-QSB for the quarter ended
                 October 31, 1996, and incorporated herein by
                 reference)

10.14            Wave Technologies International, Inc. 1995 Stock
                 Option Plan (filed as Exhibit 4.3 to Registrant's
                 Registration Statement on Form S-8 (File No. 33-
                 98462) and incorporated herein by reference)

10.15 Waveware License Agreement between the Company and SHL Systemhouse Corp., dated as of January 30,
                 1996 (filed as Exhibit 10.19 to Registrant's Quarterly
                 Report on Form 10-QSB for the quarter ended January
                 31, 1996 and incorporated herein by reference

11.1             Statement Regarding Computation of Per Share
                 Earnings (Loss)--Included in notes to Consolidated
                 Financial Statements

21.1             List of Subsidiaries

23.1             Consent of Deloitte & Touche, LLP

                                    E-3