Form 10QSB
period 1997-07-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1997-09-12
CIK 925869

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                  July 31, 1997
                                      ------------------------------------------


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


     Commission file number                          0-24454
                               -------------------------------------------------


                     Wave Technologies International, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Missouri                                                    43-1481443
----------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (IRS Employer ID No.)

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
                                  Yes  X  No
                                      ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   The issuer had 3,959,942 shares of
                                                common stock, par value $.50,
                                                outstanding as of September 8,
                                                            1997
                                             -----------------------------------


Transitional Small Business Disclosure Format (check one):    Yes     No  X
                                                                  ---    ---

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.


                               Table of Contents
                       Form 10-Q for the Quarterly Period
                              Ended July 31, 1997

PART I     FINANCIAL INFORMATION                                         Page
------     ---------------------                                         ----

Item 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets at July 31, 1997,
              and April 30, 1997                                            3

              Consolidated Statements of Operations for the
              three months ended July 31, 1997 and 1996                     4

              Consolidated Statements of Cash Flows for the
              three months ended July 31, 1997 and 1996                     5

              Notes to Consolidated Financial Statements                    6

Item 2.    Management's Discussion and Analysis or Plan of Operation        7

PART II    OTHER INFORMATION
-------    -----------------

Item 6.    Exhibits and Reports on Form 8-K                                11

SIGNATURES

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             April 30         July 31
                                                                               1997             1997
                                                                            -----------      -----------
                               ASSETS
--------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                              $   948,280      $   993,177
     Accounts receivable (less allowance of $446,000 and
       $416,000, respectively)                                                7,107,651        5,321,605
     Inventory                                                                  785,011          867,150
     Prepaid expenses                                                           475,949          665,604
     Other current assets                                                       169,305          169,305
                                                                            -----------      -----------
           Total current assets                                               9,486,196        8,016,841

Property, plant & equipment - net                                             3,956,964        4,083,057
Prepaid direct mail cost                                                        558,025          474,385
Deferred courseware                                                           1,653,993        1,921,840
Other assets                                                                    839,348        1,066,401
                                                                            -----------      -----------

     Total assets                                                           $16,494,526      $15,562,524
                                                                            ===========      ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                       $ 2,489,814      $ 2,362,450
     Accrued expenses                                                         1,408,946        1,461,599
     Deferred revenue                                                         4,098,761        3,277,615
     Bank line-of-credit                                                              -          445,000
     Current portion of long-term debt and capital lease obligations
       Related party                                                            280,099          252,418
       Other                                                                     76,451           72,445
                                                                            -----------      -----------
           Total current liabilities                                          8,354,071        7,871,527

Long-term debt
  Related party                                                                 147,020          114,980
  Other                                                                          94,766           79,604

Accrued rent liability                                                          297,987          233,584

Common shareholders' equity:
  Common stock, $.50 par value, authorized 20,000,000 shares;
     issued, 3,933,459 and 3,959,942 shares; outstanding, 3,926,102
     and 3,952,585 shares                                                     1,966,729        1,979,971
  Additional paid-in capital                                                  7,038,285        7,105,656
  Accumulated deficit                                                        (1,468,461)      (1,917,645)
  Cumulative translation adjustment                                              78,827          109,545
                                                                            -----------      -----------
           Total                                                              7,615,380        7,277,527
  Less treasury stock, at cost (7,357 shares)                                   (14,698)         (14,698)
                                                                            -----------      -----------
           Total common shareholders' equity                                  7,600,682        7,262,829
                                                                            -----------      -----------

     Total liabilities and shareholders' equity                             $16,494,526      $15,562,524
                                                                            ===========      ===========

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                 Three Months Ended
                                                                       July 31
                                                            ----------------------------
                                                                 1996            1997
                                                            -------------  -------------
 Revenues:

          Publishing                                        $   2,794,175  $   3,438,520
          Instructor-led training                               2,402,484      2,917,024
          Custom Solutions                                      1,470,381      1,508,393
                                                            -------------  -------------

                  Total revenues                                6,667,040      7,863,937
                                                            -------------  -------------
 Cost and Expenses:

          Cost of services, products and development            3,283,105      4,467,684
          Sales and marketing                                   1,725,427      2,225,168
          General and administrative                            1,418,512      1,846,197
                                                            -------------  -------------
                  Total costs and expenses                      6,427,044      8,539,049
                                                            -------------  -------------

 Income/(loss) from Operations                                    239,996       (675,112)

 Other income/(expenses) - net                                    (22,351)       (14,072)
                                                            -------------  -------------

 Income/(loss) before tax                                         217,645       (689,184)

 Provision for income taxes                                             -       (240,000)
                                                            -------------  -------------

 Net Income/(loss)                                          $     217,645  $    (449,184)
                                                            =============  =============

 Net income/(loss) per common shares                        $        0.06  $       (0.11)
                                                            =============  =============

 Weighted average common shares                                 3,951,559      3,946,700
                                                            =============  =============

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED JULY 31
                                  (UNAUDITED)

                                                                 1996                    1997
                                                              -----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income/(loss)                                           $   217,645            $  (449,184)
  Adjustments to reconcile net income/(loss) to net cash
     used in operating activities
     Depreciation and amortization                                410,620                583,800
     Barter activity                                             (104,651)               (68,488)
     Deferred Tax Credit                                                -                      -
     Loss on disposal of capital assets                               108                      -
     Other                                                         17,617                 30,716
     Net changes in other assets and liabilities:
        Accounts receivable                                       228,188              1,786,046
        Inventory                                                     (31)               (82,139)
        Other current assets                                       12,655               (189,655)
        Prepaid direct mail                                       (35,082)                83,640
        Deferred courseware                                         1,625               (267,847)
        Other assets                                               (4,246)              (270,756)
        Accounts payable                                          (74,857)              (127,363)
        Accrued expenses                                           58,447                 52,653
        Deferred charges                                         (241,400)              (885,549)
                                                              -----------            -----------

           Net cash from (used) in operating activities           486,638                195,874
                                                              -----------            -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                           (110,286)              (597,703)
  Disposal of capital equipment                                     1,712                      -
  Acquisition of ETI, Inc.                                              -                      -
                                                              -----------            -----------

           Net cash used in investing activities                 (108,574)              (597,703)
                                                              -----------            -----------



CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock - net                          -                 80,613
  Proceeds from borrowings under line of credit - net            (228,000)               445,000
  Proceeds from term loan                                               -                      -
  Repayments of notes payable                                     (55,303)               (59,719)
  Payments of capital lease obligations                            (7,918)               (19,168)
                                                              -----------            -----------

           Net cash provided by financing activities             (291,221)               446,726
                                                              -----------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               86,843                 44,897

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    747,064                948,280
                                                              -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   833,907            $   993,177
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

The results of operations for the three months ended July 31, 1997, are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended April 30, 1997, and the notes thereto.

The Company has reclassified certain 1997 fiscal year accounts to conform to current year presentation.


NOTE II. - DEBT

On January 5, 1996, the Company issued a three-year term note to a bank in the amount of $600,000, bearing interest at 9.25% per year, secured by certain of Wave's equipment. The Company's operating line of credit of is with the same bank, and was increased from $2,000,000 to $2,500,000 effective September 1, 1997. It bears interest at the bank's prime rate and is secured by the Company's accounts receivable, inventory and equipment. The Chairman of the Board of the bank is a member of the Board of Directors of the Company.

NOTE III. - EARNINGS PER SHARE

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common share equivalents. The earnings per share calculation for fiscal 1997 included dilutive stock options along with the average number of common shares outstanding. For the first quarter of fiscal 1998, such potentially dilutive securities have not been included in the calculation as a result of their anti-dilutive effect.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

                                    Overview

     The Company designs, develops and delivers technical training programs addressing data communications, networking, Internet/Intranet and client/server computing technologies. Wave provides both self-study and instructor-led programs. By integrating these delivery formats and providing on-line distance learning support, the Company believes it has a unique and highly effective approach.


                  Three Months Ended July 31, 1997 Compared To
                        Three Months Ended July 31, 1996

     Total revenues increased $1,197,000, or 18%, in the quarter ended July 31, 1997, to $7,864,000 from $6,667,000 in the same quarter in fiscal 1997. International revenues accounted for approximately 23% of Wave's total revenues in the quarter ended July 31, 1997, compared to 19% in the same quarter in fiscal 1997.

     Publishing revenues increased $644,000, or 23%, from $2,794,000 for the fiscal 1997 quarter to $3,439,000, and increased slightly as a percentage of total revenues to 44% from 42% in the same quarter in fiscal 1997. Although publishing revenues increased compared to the comparable quarter in the prior fiscal year, the Company's publishing revenues decreased from levels in the last quarter of 1997, partially as the result of slower sales in anticipation of Wave's release of new versions of its Microsoft products.

     Instructor-led training ("ILT") revenues increased to $2,917,000 from $2,402,000 in the same quarter in fiscal 1997, and increased slightly as a percentage of total revenues to 37%, compared to 36% in the same quarter of the prior year. Domestic ILT revenues increased $363,000, or 22%, and international ILT revenues increased $152,000, or 20%, as Wave's London training center operated at capacity. The Company opened a second London facility in September of 1997, but has no current plans to open additional centers domestically or internationally.

     Custom solutions revenues increased only slightly, by 3%, from the same period in fiscal 1997, and decreased as a percentage of total revenues to 19%,
compared to 22% in the first quarter of fiscal 1997.    Custom solutions
revenues for the first quarter of fiscal 1997 included $551,000 of revenues from GTE University, compared to only $400,000 of revenues from GTE University in the first quarter of fiscal 1998. Custom solutions revenues in any particular quarter can be significantly affected by the timing of such services.

     Cost of services, products and development increased $1,185,000, or 36%, in the quarter ended July 31, 1997, to $4,468,000, and increased as a percentage of total revenues to 57% from 49% in the same quarter in fiscal 1997. Domestic cost of services, products and development increased by $949,000, or 33%, while cost of services for international operations increased $236,000 or 64%, primarily to support continued growth in international operations and revenues. Salaries, commissions, and related payroll costs represented the most significant increase, of $522,000, including a $71,000 increase in international payroll costs, for additional personnel to support continued growth. Temporary labor costs also increased significantly, as Wave used outside contractors on several Custom solutions projects. International production and shipping costs increased 36% compared to the same period in the prior year, while total production and shipping costs increased $313,000, or 52%, for increased product sales and to purchase third-party products for use in an ILT curriculum. Depreciation expense for the quarter increased $52,000, or 39%, reflecting
additional equipment purchases over the past year.   Amortization of courseware
development expenses increased by $49,000, while the capitalization of courseware development expenses, which reduces cost of services, increased by $129,000.

     Total sales and marketing expenses for the quarter ended July 31, 1997, increased $500,000, or 29%, to $2,225,000, from the same quarter in fiscal 1997, and increased as a percentage of total revenues, to 28% from 26%. Supporting continued growth in international sales, international sales and marketing expenses increased by $126,000, or 33%. Total sales and marketing payroll expenses increased by $200,000, including a $107,000 increase in international sales and marketing payroll costs for increased sales staff to support international growth and the opening of Wave's additional London training facility in September of 1997. Direct mail expenses, which are capitalized and amortized over six months, increased $137,000 over the same period last year, and included a $34,000, or 89%, increase in international direct mail expense. Advertising and promotional expenses also increased $110,000 or 110%, related to promotions of Wave's Technical Solutions Workshop product offerings.

     General and administrative expenses increased $428,000, or 30%, to $1,846,000 for the first quarter of fiscal 1998, and increased as a percentage of total revenues to 23% from 21%. Depreciation expense represented the largest increase, $119,000, or 50%, as the result of the addition of new equipment. Telephone expense increased $63,000, or 42%, primarily for expanded data services to the Company's training centers. The Company also incurred an additional $37,000, compared to the same period in fiscal 1997, for personnel recruiting costs related to continued expansion of its direct sales force.

     The Company recognized a net loss of $449,000, or $.11 per share, for the first quarter of fiscal 1998, compared to net income of $218,000, or $.06 per share for the quarter ended July 31, 1996. During the quarter, Wave incurred expenses at budgeted levels, comparable to levels in the fourth quarter of fiscal 1997. The shortfall in revenues from planned levels and from the prior quarter, resulted in the loss. The revenue variance related solely to publishing sales, primarily in Wave's Microsoft NT curriculum. Two factors contributed to the shortfall. The Company was unable to recognize initial licensing fees from a significant contract with IBM during the quarter ended July 31, 1997. Wave is introducing a new version of its MCSE self-study curriculum, its most significant product line, in September of 1997. As a result, the Company reduced end of quarter sales of those products to its distribution channel, and also significantly reduced advertising and marketing of its Microsoft products from the last quarter of fiscal 1997.

                        Liquidity and Capital Resources

     The Company's net cash balance at July 31, 1997, was $993,000, compared to $948,000 at April 30, 1997. Total accounts receivable decreased significantly, by $1,786,000, to $5,322,000 at July 31, 1997, as the Company collected amounts billed in fiscal 1997, and those amounts were not entirely replaced by sales in the first quarter of fiscal 1998. Wave also reduced accounts payable, by $128,000, from $2,490,000 at April 30, 1997 to $2,362,000 at July 31, 1997.
Prepaid expenses increased $190,000, or 40%, at July 31, 1997, compared to the end of fiscal 1997, as Wave paid federal alternative minimum tax with its fiscal 1997 tax return extension.

     Prepaid direct mail decreased by $84,000, to $474,000 at July 31, 1997. While prepaid advertising appears as an asset on the balance sheet, that amount will be expensed over the following six months. Similarly, deferred revenue is booked as a liability, but the $3,278,000 in deferred revenue at July 31, 1997, will be recognized as revenues over the next twelve months. This amount represents an $821,000 decrease in deferred revenue from the fiscal year end as Wave recognized more deferred revenue during the quarter than it replaced.

     In September of 1997, the Company increased its existing line of credit by $500,000, to $2,500,000. See Note II of Notes to Consolidated Financial Statements. Wave had drawn $445,000 on the line of credit at quarter end, compared to no balance at the end of fiscal 1997. The Company had overnight borrowing balances on the line 37 times during the first quarter of fiscal 1997, compared to 11 times during the same quarter in fiscal 1997.

     Wave believes that cash generated from operations, together with existing cash balances, additional planned equipment leases and its available credit line, should be sufficient to satisfy the Company's cash requirements for the next several months.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     3.1 Articles of Incorporation, as amended and restated (filed as Exhibit 3.1 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference, as amended)

     3.2 Restated Bylaws (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, and incorporated herein by reference)

     4.1 Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

     4.2 Warrant Agreement, including Form of Representatives' Warrant (filed as Exhibit 4.2 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

     10.1 Employment dated June 25, 1997, between the Company and J. Michael Bowles (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, and incorporated herein by reference)

     10.2 Service Agreement dated June 1, 1994, by and between the Company and John A. Kirkham (filed as Exhibit 10.2 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

     10.3        Amended and Restated 1993 Stock Option Plan (filed as Exhibit
                 10.3 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

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

  10.14 Second Amendment to General Loan and Security Agreement between the Company and Commerce Bank, National Association, dated as of September 1, 1996 (filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1996, and incorporated herein by reference)

  10.16 Waveware License Agreement between the Company and SHL Systemhouse Corp., dated as of January 30, 1996 (filed as Exhibit 10.19 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended January 31, 1996 and incorporated herein by reference)

  10.17 Courseware License Agreement effective as of July 31, 1997, between the Company and International Business Machines Corporation


(b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the fiscal quarter ended July 31, 1997.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Wave Technologies International, Inc.



Dated: September 12, 1997   By:           J. Michael Bowles
                                ------------------------------------------
                                J. Michael Bowles, Chief Financial Officer
                                Principal Accounting and
                                Financial Officer and Duly Authorized Officer)