Form 10QSB
period 1997-10-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1997-12-11
CIK 925869

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

  [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            October 31, 1997
                                    -------------------------------------------

  [X]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT F 1934

      Commission file number                 0-24454
                            ---------------------------------------------------


                     Wave Technologies International, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Missouri                                        43-1481443
-------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)
                             (IRS Employer ID No.)


         10845 Olive Boulevard, Suite 250, Saint Louis, Missouri 63141
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (314) 995-5767
-------------------------------------------------------------------------------
                          (Issuer's telephone number)


                                      n/a
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest praticable date:   The issuer had 3,976,880 shares of
                                               common stock, par value $.50,
                                              outstanding as of December 9, 1997
                                            ------------------------------------


Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ---      ---


                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                 April 30        October 31
                              ASSETS                                              1997             1997
------------------------------------------------------------------              ----------       ----------


Current assets:
                Cash and cash equivalents                                         $ 948,280       $ 765,828
                Accounts receivable (less allowance of $446,000 and
                    $424,000, respectively)                                       7,107,651       6,780,751
                Inventory                                                           785,011         988,884
                Prepaid expenses                                                    475,949         789,354
                Other current assets                                                169,305         279,826
                                                                                 ----------      ----------
                        Total current assets                                      9,486,196       9,604,643

Property, plant & equipment - net                                                 3,956,964       4,103,227
Prepaid direct mail cost                                                            558,025         749,383
Deferred courseware                                                               1,653,993       2,169,398
Other assets                                                                        839,348         613,042
                                                                                 ----------      ----------

                Total assets                                                    $16,494,526     $17,239,693
                                                                                 ==========      ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------

Current liabilities:
                Accounts payable                                                  $ 2,489,814     $ 2,108,344
                Accrued expenses                                                    1,408,946       1,473,662
                Deferred revenue                                                    4,098,761       3,572,620
                Bank line-of-credit                                                        -        1,195,000
                Current portion of long-term debt and capital lease obligations:
                     Related party                                                    280,099         250,033
                     Other                                                             76,451          67,219
                                                                                   ----------      ----------
                        Total current liabilities                                   8,354,071       8,666,878

Long-term debt:
        Related party                                                                 147,020          55,478
        Other                                                                          94,766          66,677

Accrued rent liability                                                                297,987         300,491

Common shareholders' equity:
        Common stock, $.50 par value, authorized 20,000,000 shares;
                issued, 3,933,459 and 3,976,880 shares; outstanding, 3,926,102
                and 3,969,523 shares                                                1,966,729       1,988,440
        Additional paid-in capital                                                  7,038,285       7,170,233
        Accumulated deficit                                                        (1,468,461)     (1,122,031)
        Cumulative translation adjustment                                              78,827         128,225
                                                                                   ----------      ----------
                                                                                    7,615,380       8,164,867
        Less treasury stock, at cost (7,357 shares)                                   (14,698)        (14,698)
                                                                                   ----------      ----------
                        Total common shareholders' equity                           7,600,682       8,150,169
                                                                                   ----------      ----------

                Total liabilities and shareholders' equity                        $16,494,526     $17,239,693
                                                                                   ==========      ==========




                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                  Three Months Ended                Six Months Ended
                                                                      October 31                       October 31
                                                              --------------------------       -------------------------
                                                               1996               1997           1996             1997
                                                              ----------      ----------       ----------      ---------
Revenues:

                Publishing                                    $3,743,861      $5,005,029       $6,538,036      $8,443,549
                Instructor-led training                        2,565,865       2,958,442        5,109,158       6,005,524
                Custom solutions                               1,047,405       1,424,896        2,376,977       2,803,231

                                                              ----------       ---------        ---------       ---------

                        Total revenues                         7,357,131       9,388,367       14,024,171      17,252,304
                                                              ----------       ---------       ----------      ----------



Cost and expenses:

                Cost of services, products and development     3,570,337       4,223,889        6,853,442       8,691,573
                Sales and marketing                            1,831,551       2,153,413        3,556,978       4,378,581
                General and administrative                     1,599,994       1,751,401        3,018,505       3,597,598
                                                              ----------       ---------        ---------       ---------

                        Total costs and expenses               7,001,882       8,128,703       13,428,925      16,667,752
                                                              ----------       ---------       ----------      ----------

Income from operations                                           355,249       1,259,664          595,246         584,552

Other income/(expenses) - net                                    (19,957)        (35,550)         (42,308)        (49,622)

                                                              ----------       ---------        ---------       ---------

Income before tax                                                335,292       1,224,114          552,938         534,930

Less provision for income taxes                                       -          428,500               -          188,500
                                                              ----------       ---------        ---------       ---------

Net Income                                                    $  335,292        $795,614         $552,938        $346,430
                                                              ==========        ========        =========       =========

Net income/(loss) per common shares                                $0.09           $0.20            $0.14           $0.09
                                                              ==========        ========        =========       =========

Weighted average common shares                                 3,939,973       4,069,278        3,940,015       4,035,429
                                                             ===========       ==========       =========       =========

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED OCTOBER 31
                                  (UNAUDITED)



                                                             1996         1997
                                                          ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income/(loss)                                       $  552,938   $   346,430
  Adjustments to reconcile net income to net cash
  used in operating activities
     Depreciation and amortization                           825,672     1,195,419
     Barter activity                                        (548,394)     (177,821)
     Loss on disposal of capital assets                          108            -
     Other                                                    56,134        49,398
     Net changes in other assets and liabilities:
        Accounts receivable                                 (100,119)      360,061
        Inventory                                             81,027      (203,873)
        Other current assets                                (136,103)     (423,926)
        Prepaid direct mail                                 (328,138)     (191,358)
        Deferred courseware                                   60,904      (515,405)
        Other assets                                          (4,245)      158,902
        Accounts payable                                     416,054      (381,470)
        Accrued expenses                                     100,546        64,716
        Deferred charges                                    (218,105)     (523,637)
                                                          ----------   -----------
          Net cash from (used) in operating activities       758,279      (242,564)
                                                          ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                      (337,219)   (1,129,618)
  Disposal of capital equipment                                1,712            -
                                                          ----------   -----------

          Net cash used in investing activities             (335,507)   (1,129,618)
                                                          ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock - net                26,631       153,659
  Proceeds from borrowings under line of credit - net         22,000     1,195,000
  Repayments of notes payable                               (114,875)     (121,608)
  Payments of capital lease obligations                      (16,084)      (37,321)
                                                          ----------    ----------

          Net cash (used) provided by financing activities   (82,328)    1,189,730
                                                          ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         340,444      (182,452)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               747,064       948,280
                                                          ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $1,087,508    $  765,828
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

The results of operations for the six months ended October 31, 1997 are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended April 30, 1997, and the notes thereto.

The Company has reclassified certain 1997 fiscal year amounts to conform to current year presentation.

The provision for income taxes was determined using an effective income tax rate of 35% in fiscal 1998.

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128), effective for periods ending after December 15, 1997. The new standard replaces primary earnings per share (EPS) with basic EPS, simplifies EPS calculations and requires restatement of all prior period EPS data. The Company intends to adopt the provisions of SFAS 128 during the third fiscal quarter of 1998 and expects no material impact.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS
131), which requires disclosure for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS 131 in the first quarter of fiscal 1999. The Company anticipates that adoption of SFAS 131 will not be material.

NOTE II. - DEBT

On January 5, 1996, the Company issued a three-year term note to a bank in the amount of $600,000, bearing interest at 9.25% per year, secured by certain of Wave's equipment. The Company's operating line of credit is with the same bank, and was increased from $2,000,000 to $2,500,000 effective September 1, 1997. It bears interest at the bank's prime rate and is secured by the Company's accounts receivable, inventory and equipment. The Chairman of the Board of the bank is a member of the Board of Directors of the Company.

NOTE III. - EARNINGS PER SHARE

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common share equivalents. The earnings per share calculations included dilutive stock options and warrants along with the average number of common shares outstanding.

Item 2. Management's Discussion and Analysis or Plan of Operations.

                                   Overview

     The Company designs, develops and delivers training programs addressing data communications, networking and client/server computing technologies. Wave delivers these products and services through instructor-led courses, informational seminars and published products and the Internet. The Company markets its courses and published products to management information professionals, system integrators, value-added resellers and others with systems management responsibilities.

     The Company delivers its instructor-led training through eleven Company-owned facilities in the United States and two centers in the United Kingdom. The Company increasingly sells training solutions utilizing a mix of multi-media materials and live training. Wave has developed both domestic and international distribution channels for its products.

                Three Months Ended October 31, 1997 Compared To
                      Three Months Ended October 31, 1996

     Total revenues increased $2,031,000, or 28%, in the quarter ended October 31, 1997, to $9,388,000 from $7,357,000 in the same quarter in fiscal 1997, and increased $1,524,000, or 19%, over total revenues for the first fiscal 1998 quarter. The increase in revenues included $1,000,000 in non-recurring license fees from Wave's ongoing distribution and licensing agreements with IBM. International revenues accounted for approximately 18% of Wave's total revenues in the quarter ended October 31, 1997, compared to 16% of total revenues in the same quarter in fiscal 1997, and 22% in the first quarter of fiscal 1998. While the agreement with IBM is a global contract, Wave recorded all initial license fees in domestic revenues.

     Publishing revenues increased $1,261,000, or 34%, from $3,744,000, to $5,005,000, and increased slightly as a percentage of total revenues, to 53% from 51% in the second quarter in fiscal 1997. The increase in publishing revenues during the second quarter of fiscal 1998 included the IBM license fee. Wave had no sales to its distributors in Australia, Hong Kong and Malaysia in the quarter, compared to approximately $200,000 in sales to those distributors in the second quarter of fiscal 1997. International publishing revenues are likely to continue to be impacted by the downturn in the economy of Pacific Rim countries. Direct mail sales of the Company's published products also have been affected by increased competition from low-priced products offered on the Internet and in retail bookstores. Wave has responded by emphasizing direct sales to corporate customers. As a result, large corporate licenses now comprise a significant portion of Wave's publishing revenues, and quarter to quarter fluctuations in those revenues may occur.

     Instructor-led training ("ILT") revenues increased 15% to $2,958,000 from $2,566,000 in the same quarter in fiscal 1997, but declined slightly as a percentage of total revenues, to 32%. In the second fiscal quarter, Microsoft courses accounted for 66% of ILT revenues for the quarter ended October 31, 1997 compared to 51% for the second quarter of fiscal 1997, while Novell-related ILT revenues represented 14% of total ILT revenues, compared to 25% of total ILT revenues in the same quarter of fiscal 1997. International ILT revenues increased 55% compared to the same quarter in fiscal 1997, as Wave's first London center continued to operate at capacity and the second London center, opened in September of 1997, began to recognize initial revenue.

     The Company recognized $616,000 in revenues for Club Wave sales and $505,000 for corporate Club Wave sales in the quarter ended October 31, 1997. Deferred revenue for Club Wave and corporate Club Wave sales was $1,659,000 as of the end of the quarter, and total deferred revenue was $3,573,000 as of that date. This compares to total deferred revenue at April 30, 1997 of $4,099,000 and to total deferred revenue at July 31, 1997, the end of the first fiscal quarter, of $3,278,000. Deferred revenue reflects completed sales by the Company, where the Company has recognized the cost of selling and order execution, so that Wave carries limited ongoing operating expenses to fulfill these additional sales and recognize the related revenue.

     Custom Solutions revenues increased $377,000, or 36%, from the same period in fiscal 1997, and represented 15% of total revenues, compared to 14% in the second quarter of fiscal 1997, primarily as the result of a $270,000 increase in sales related to GTE University and $109,000 in revenues from WaveSource, the Company's placement division. Custom Solutions revenues will continue to fluctuate from quarter to quarter as they can be significantly affected by the timing of such services.

     Cost of services, products and development increased $654,000, or 18%, in the quarter ended October 31, 1997, to $4,224,000, but decreased as a percentage of total revenues to 45% from 49% in the same quarter in fiscal 1997. The increase included a $206,000, or 18%, increase in domestic salaries and related payroll costs, and a $40,000, or 69%, increase in international payroll for trainers added to support Wave's new London office. Temporary labor expenses also increased $212,000, or 100%, domestically, and $106,000, or 90% internationally, compared to the second quarter in fiscal 1997, primarily for trainers and developers to support increased ILT and Custom Services sales. Product costs increased $124,000, or 22%, largely offset by an $84,000 decrease in total shipping and freight costs. Net development expense for the quarter decreased $113,000, compared to the same quarter in fiscal 1997, as Wave capitalized more product development costs than it expensed for development of new Microsoft training products.

     Sales and marketing expenses for the quarter ended October 31, 1997, increased $322,000, or 18%, to $2,153,000, from the same quarter in fiscal 1997, and decreased as a percentage of total revenues, to 23% compared to 25%. Domestic sales and marketing payroll increased by $209,000, primarily for salary, bonuses and commissions for Wave's expanded major accounts sales team. Printing and advertising costs also increased, by $81,000, primarily as a result of the Company's efforts to expand its Internet-based advertising on Web sites of other companies and increased advertising in industry publications. Despite significantly increased spending on direct mail during the quarter, the Company's domestic direct mail expenses decreased slightly over the same period last year, as the Company capitalizes and amortizes its direct mail costs. The additional outlay for direct mail during the second quarter of fiscal 1998 was capitalized and will be amortized over the next six months. Total international sales and marketing expenses increased by $105,000, partially as the result of a $38,000 increase in international sales and marketing payroll, and a $52,000 increase in international direct mail expense.

     General and administrative expenses increased $151,000, or 9%, to $1,751,000 for the second quarter of fiscal 1998, but decreased as a percentage of total revenues to 19% from 22% in the same quarter in fiscal 1997. Depreciation increased $152,000, or 64%, compared to the same quarter in fiscal 1997, related to equipment purchases earlier in the year, including items for Wave's new London Training Center.

     Quarterly income before taxes was $1,224,000, compared to $335,000 for the second quarter of fiscal 1997. Wave expensed $429,000 for income taxes for the quarter, but had no income taxes in the same period in fiscal 1997, as the Company utilized operating loss carryforwards. The Company's net income of $796,000, or $.20 per share, for the second quarter of fiscal 1998, compared to net income of $335,000, or $.09 per share, in the quarter ended October 31, 1997, and to a net loss of $449,000, or $.11 per share, for the first quarter of fiscal 1998.

                  Six Months Ended October 31, 1997 Compared
                     To Six Months Ended October 31, 1996

     Total revenues increased $3,228,000, or 23%, in the six months ended October 31, 1997, to $17,252,000 from $14,024,000 in the same period in fiscal 1997. Publishing revenues increased $1,906,000 or 29%, to $8,444,000 from $6,538,000, and increased slightly as a percentage of total revenues, to 49% from 47% in the first six months of fiscal 1997. Instructor-led training revenues increased $896,000, or 18%, to $6,006,000, and remained stable as a percentage of total revenues at 35%. Custom solutions revenues increased $426,000, or 17%, to $2,803,000 for the first six months of fiscal 1998, and remained relatively stable as a percentage of total revenues, at 16%, compared to 17% in the fiscal 1997 period.

     International sales increased 46% from the first six months of fiscal 1997, to $3,425,000, and increased as a percentage of total revenues, to 20% from 17%. International publishing revenues for the six-month period were $1,682,000, or 20% of total publishing revenues, compared to $1,008,000, or 15%, in the same period in the prior fiscal year. International ILT revenues were $1,743,000, or 29%, of total ILT revenues, for the first six months of fiscal 1998, compared to $1,294,000, or 25%, of total ILT revenues for the same period in the prior year.

     Cost of services, products and development increased $1,838,000 or 27%, in the six months ended October 31, 1997, to $8,692,000, but remained relatively stable as a percentage of total revenues, at 50% in the current period, compared to 49% in the fiscal 1997 period. Domestic cost of services, products and development increased $1,179,000, or 19%, as the result of increased payroll and related expenses of $659,000, and a $496,000 increase in temporary labor expense, partially offset by a net $279,000 increase in capitalized development costs. Domestic product costs also increased, by $138,000, compared to the same period in fiscal 1997, but were partially offset by a $33,000 decrease in shipping and related expenses. Equipment rental for the domestic training centers increased $66,000 for the six months ended October 31, 1997. Expenses for international cost of services increased by $659,000, or 103%, to support the growth of the Company's London operations. International payroll expenses increased $111,000, outside contractor expenses increased $186,000, and product costs increased $189,000.

     Sales and marketing expenses for the six months ended October 31, 1997, increased $822,000, or 23%, to $4,379,000, and remained stable as a percentage of total revenues, at 25%. Domestic sales and marketing payroll-related expense increased $303,000, and international payroll expense increased $145,000, compared to the first six months of fiscal 1997. Direct mail expenses increased $90,000, or 10%, from the fiscal 1997 six-month period. Printing and advertising costs also increased, by $164,000, or 63% as the Company increased its Internet-based and industry publication advertising. Total international sales and marketing expenses increased by $231,000, or 30%.

     General and administrative expenses increased $579,000, or 19%, to $3,598,000 for the first six months of fiscal 1998, and decreased slightly as a percentage of total revenues to 21% from 22% in the same period in fiscal 1997. Domestic general and administrative payroll increased by $144,000, or 23%, to staff the Company's continued growth. Depreciation expense increased $271,000, or 57%, compared to the same period in fiscal 1997, for equipment purchases for the Company's corporate headquarters and its new London training center.

     Pre-tax income was $535,000 for the six months ended October 31, 1997, compared to $553,000 for the same period in fiscal 1997. Net income for the current six-month period was $346,000, compared to net income of $553,000 for the same period in the previous fiscal year, as the result of income tax expense. Wave had no income tax expense in the prior year period because the Company utilized net operating loss carryforwards. Net income per share was $.09 for the six months ended October 31, 1997 compared to net income per share of $0.14 for the same period in fiscal 1997.


                        Liquidity and Capital Resources

     The Company's net cash balance at October 31, 1997, was $766,000 compared to $948,000 at April 30, 1997. Total accounts receivable decreased by $512,000, to $6,781,000, as the Company collected amounts billed earlier in the year and in fiscal 1997. Wave also reduced accounts payable, by $382,000, from $2,490,000 at April 30, 1997 to $2,108,000 at October 31, 1997. Prepaid expenses increased significantly, by $313,000, or 66%, at October 31, 1997, compared to the end of fiscal 1997, as Waive paid federal alternative minimum tax with its fiscal 1997 tax return extension.

     Prepaid direct mail increased by $191,000, to $749,000 at October 31, 1997. Inventory increased approximately 26%, or $204,000 to $989,000 at October 31, 1997, to support anticipated demand under Wave's agreements with IBM. Deferred courseware also increased, by $515,000, to $2,169,000, compared to the end of fiscal 1997. While prepaid advertising and deferred courseware appear as assets on the balance sheet, those amounts will be expensed over the following six to 24 months.

     In September 1997, the Company increased its existing line of credit by $500,000, to $2,500,000. See Note II of Notes to Consolidated Financial Statements. Wave had drawn $1,195,000 on the line of credit at quarter end, compared to no balance at the end of fiscal 1997. The Company had overnight borrowing balances on the line 78 times during the second quarter of fiscal 1998, compared to 7 times during the same quarter in fiscal 1997. Cash flow for the second fiscal quarter was affected by the loss in the first fiscal quarter.

     Wave believes that cash generated from operations, together with existing cash balances, additional planned equipment leases and its available credit line, should be sufficient to satisfy the Company's cash requirements for the next several months.

                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting of shareholders held on September 10, 1997, the following matters were voted upon:

     1. Election of David W. Kemper, Kenneth W. Kousky and Walter N. Torous to serve as directors of the Company until the annual meeting of shareholders in 2000 and until their successors are qualified. The votes were as follows:

          Mr. Kemper - 3,462,350 shares in favor, and 82,350 shares withheld authority

          Mr. Kousky - 3,464,650 shares in favor, and 80,050 shares withheld authority

          Mr. Torous - 3,464,350 shares in favor, and 80,350 shares withheld authority

     2. The adoption of the Company's 1997 Stock Option Plan was approved by the following vote: 2,143,457 shares in favor, 522,261 shares against and 4,000 shares abstained or broker non-votes.

     3. The appointment of Deloitte & Touche, L.L.P. as independent auditors for the Company for the fiscal year ending April 30, 1998 was approved by the following vote: 3,538,370 shares in favor, 4,080 shares against and 2,250 shares abstained or broker non-votes.

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

Exhibit No.    Title
-----------    -----
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

Exhibit No.   Title
-----------   -----
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

  10.17 Courseware License Agreement effective as of July 31, 1997, between the Company and International Business Machines
              Corporation (filed as Exhibit 10.17 to Registrant's Quarterly
              Report on Form 10-QSB for the quarter ended October 31, 1997 and incorporated herein by reference)

  10.18       Wave Technologies International, Inc. 1997 Stock Option Plan

  27          Financial Data Schedule

     (b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the quarter ended October 31, 1997.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Wave Technologies International, Inc.

Dated: December 11, 1997          By:       /s/ J. Michael Bowles
                                      -----------------------------------
                                      J. Michael Bowles, Chief Financial Officer
                                      (Principal Accounting and
                                      Financial Officer and Duly Authorized
                                      Officer)