Form 10QSB
period 1998-01-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1998-03-17
CIK 925869

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 January 31, 1998
                                ------------------------------------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

 Commission file number                        0-24454
                        --------------------------------------------------------

                     Wave Technologies International, Inc.
 -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Missouri                                           43-1481443
 -------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer ID No.)
 incorporation or organization)

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
                                   Yes    X        No
                                       --------       --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 4,132,461 shares of common stock, par value $.50,
                                           outstanding as of March 10, 1998
                                           -------------------------------------

Transitional Small Business Disclosure Format (check one):   Yes        No   X
                                                                 -----     -----

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.


                               Table of Contents
                     Form 10-QSB for the Quarterly Period
                            Ended January 31, 1998



PART I     FINANCIAL INFORMATION                                         Page
------     ---------------------                                         ----

Item 1.    Financial Statements (Unaudited)

               Consolidated Balance Sheets at January 31, 1998
               and April 30, 1997                                          3

               Consolidated Statements of Operations for the
               three and nine months ended January 31, 1998 and 1997       4

               Consolidated Statements of Cash Flows for the
               three and nine months ended January 31, 1998 and 1997       5

               Notes to Consolidated Financial Statements                  6

Item 2.    Management's Discussion and Analysis or Plan of Operation       7


PART II    OTHER INFORMATION
-------    -----------------

Item 6.    Exhibits and Reports on Form 8-K                               11



SIGNATURES

Page

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                         April 30    January 31
                                                           1997         1998
                                                       -----------  ------------
                      ASSETS
---------------------------------------------------

Current assets:
    Cash and cash equivalents                        $    948,280   $   686,107
    Accounts receivable (less allowance of $446,000
      and $397,000, respectively)                       7,107,651     8,500,430
    Inventory                                             785,011     1,119,234
    Prepaid expenses                                      475,949       808,230
    Other current assets                                  169,305       279,826
                                                      -----------   -----------
            Total current assets                        9,486,196    11,393,827

Property, plant & equipment - net                       3,956,964     3,740,981
Prepaid direct mail cost                                  558,025       628,103
Deferred courseware                                     1,653,993     2,159,393
Other assets                                              839,348     1,320,956
                                                      -----------   -----------

    Total assets                                     $ 16,494,526  $ 19,243,260
                                                      ===========   ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
    -----------------------------------------------

Current liabilities:
    Accounts payable                                 $  2,489,814  $  2,698,269
    Accrued expenses                                    1,408,946     1,596,893
    Deferred revenue                                    4,098,761     3,655,950
    Bank line-of-credit                                        -      1,424,000
    Current portion of long-term debt and
     capital lease obligations:
    Related party                                         280,099       228,676
    Other                                                  76,451        61,283
                                                      -----------   -----------
        Total current liabilities                       8,354,071     9,665,071

Long-term debt:
   Related party                                          147,020            -
   Other                                                   94,766        52,971

Accrued rent liability                                    297,987       319,617

Common shareholders' equity:
 Common stock, $.50 par value, authorized 20,000,000
  shares; issued, 3,933,459 and 4,132,461 shares;
  outstanding, 3,926,102 and 4,125,104 shares           1,966,729     2,066,231
 Additional paid-in capital                             7,038,285     7,987,723
 Accumulated deficit                                   (1,468,461)     (921,848)
 Cumulative translation adjustment                         78,827        88,193
                                                      -----------   -----------
                                                        7,615,380     9,220,299
  Less treasury stock, at cost (7,357 shares)             (14,698)      (14,698)
                                                      -----------   -----------
              Total common shareholders' equity         7,600,682     9,205,601
                                                      -----------   -----------

    Total liabilities and shareholders' equity       $ 16,494,526  $ 19,243,260
                                                      ===========   ===========


                       See notes to financial statements


                                      -3-

                                               WAVE TECHNOLOGIES INTERNATIONAL, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                            Three Months Ended                            Nine Months Ended
                                                                January 31                                    January 31
                                                     ----------------------------------              -----------------------------
                                                          1997               1998                         1997           1998
                                                     --------------     ---------------              --------------   ------------
  Revenues:

            Publishing                                $ 4,460,984          $ 4,701,977                 $ 10,999,020   $ 13,145,526
            Instructor-led training                     2,447,875            2,442,032                    7,557,033      8,447,556
            Custom solutions                            1,118,377            2,404,245                    3,495,354      5,207,476

                                                      -----------          -----------                  -----------   ------------

                    Total revenues                      8,027,236            9,548,254                   22,051,407     26,800,558
                                                      -----------          -----------                  -----------   ------------


  Cost and expenses:

          Cost of services, products and development    3,854,766            5,077,299                    10,829,975    13,924,973
          Sales and marketing                           2,161,669            2,250,978                     5,615,137     6,522,058
          General and administrative                    1,630,109            1,913,854                     4,630,357     5,462,852

                                                       -----------          -----------                  -----------   -----------

                    Total costs and expenses            7,646,544            9,242,131                    21,075,469    25,909,883
                                                       -----------          -----------                  -----------   -----------

  Income from operations                                  380,692              306,123                       975,938       890,675

  Other income/(expenses) - net                             8,364              (38,405)                      (33,944)      (88,027)
                                                       -----------          -----------                   -----------   -----------

  Income before tax                                       389,056              267,718                       941,994       802,648

  Less provision for income taxes                              -                67,535                            -        256,035
                                                       -----------          -----------                   -----------   -----------

  Net income                                         $    389,056           $  200,183                 $      941,994   $  546,613
                                                     =============          ===========                 =============  ===========

  Basic net income per common shares                 $       0.10           $     0.05                 $         0.24   $     0.14
                                                     =============          ===========                 =============  ===========

  Basic weighted average common shares                  3,932,326            3,994,973                      3,926,600    3,969,059
                                                     =============          ===========                 =============  ===========

  Diluted net income per common shares               $       0.10           $     0.05                 $         0.24   $     0.14
                                                     =============          ===========                 =============   ===========


  Diluted weighted average common shares                3,976,992            4,063,756                      3,963,464    4,045,104
                                                     =============          ===========                 =============   ===========




                                                 See notes to financial statements



                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED JANUARY 31
                                  (UNAUDITED)

                                                                                          1997                        1998
                                                                                       -----------                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $   941,994                 $   546,613
    Adjustments to reconcile net income to net cash
    used in operating activities
       Depreciation and amortization                                                     1,320,966                   1,759,731
       Barter activity                                                                    (696,407)                   (183,960)
       Loss on disposal of capital assets                                                      108                           -
       Other                                                                                43,296                       9,366
       Net changes in other assets and liabilities, net of acquisitions:
          Accounts receivable                                                           (1,551,610)                 (1,292,779)
          Inventory                                                                        138,006                    (334,223)
          Other current assets                                                            (188,847)                   (442,802)
          Prepaid direct mail                                                             (126,771)                    (70,078)
          Deferred courseware                                                               22,490                    (505,400)
          Other assets                                                                      39,027                     225,424
          Accounts payable                                                                 401,759                     208,455
          Accrued expenses                                                                 (47,838)                    187,947
          Deferred charges                                                                 421,056                    (489,516)
                                                                                       -----------                 -----------

             Net cash provided (used) by operating activities                              717,229                    (381,222)
                                                                                       -----------                 -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                                  (713,119)                 (1,220,698)
    Acquisition of assets from QA Training, Inc.                                                 -                     (10,788)
    Disposal of capital equipment                                                            1,712                           -
                                                                                       -----------                 -----------

             Net cash used in investing activities                                        (711,407)                 (1,231,486)
                                                                                       -----------                 -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock - net                                            29,031                     181,940
    Proceeds from borrowings under line of credit - net                                      6,000                   1,424,000
    Proceeds from capital leases                                                           131,006                           -
    Repayments of notes payable                                                           (172,925)                   (198,442)
    Payments of capital lease obligations                                                  (31,723)                    (56,963)
                                                                                       -----------                 -----------

             Net cash (used) provided by financing activities                              (38,611)                  1,350,535
                                                                                       -----------                 -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (32,789)                   (262,173)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             747,064                     948,280
                                                                                       -----------                 -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   714,275                 $   686,107
                                                                                       ===========                 ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Non-cash investing activity:
        Stock issued for acquisition                                                                               $   867,000
                                                                                                                   ===========

                       See notes to financial statements

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

The results of operations for the nine months ended January 31, 1998, are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended April 30, 1997, and the notes thereto.

The Company has reclassified certain 1997 fiscal year amounts to conform to current year presentation.

The provision for income taxes was determined using an effective income tax rate of 32% in fiscal 1998.

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

NOTE II. - DEBT

On January 5, 1996, the Company issued a three-year term note to a bank in the amount of $600,000, bearing interest at 9.25% per year, secured by certain of Wave's equipment. The Company's operating line of credit of $2,500,000 is with the same bank. It bears interest at the bank's prime rate and is secured by the Company's accounts receivables, inventory and equipment. The Chairman of the Board of the bank is a member of the Board of Directors of the Company.

NOTE III. - EARNINGS PER SHARE

In the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "EARNINGS PER SHARE" (SFAS 128), and restated fiscal 1997 earnings per share data.

In accordance with SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

NOTE IV. - ACQUISITION

On January 22, 1998, the Company purchased substantially all of the assets of QA Training, Inc. ("QA") through the issuance of 20,000 shares of common stock and cash payment for direct transaction costs of approximately $11,000. In addition to the acquisition, the Company also entered into a perpetual license agreement with QA Training, Ltd. ("QA Ltd.") of the United Kingdom in exchange for the issuance of 130,000 shares of common stock, with a fair market value of $751,400. The perpetual license agreement gives the Company exclusive rights in the United States and non-exclusive rights worldwide, excluding the United Kingdom and Ireland, to distribute published products and provide instructor-led training based on training materials developed by QA Ltd. The acquisition of QA has been accounted for as a purchase transaction in accordance with the Accounting Principles Board Opinion No. 16 The purchase price was allocated to tangible and intangible assets acquired based on preliminary estimates of their fair values at January 22, 1998.

QA was a wholly-owned U.S. subsidiary of QA Ltd., a United Kingdom company, that provided information technology training in the United States. The excess of the aggregate purchase price over the fair market value of the assets acquired is approximately $60,000 and will be amortized over four years. The portion of the purchase price allocated to intangible assets, primarily product licenses, is approximately $751,000 and will be amortized on a straight-line basis over four years.


Item 2.  Management's Discussion and Analysis or Plan of Operations.

                                    Overview

     The Company designs, develops and delivers training and instructional products addressing the Internet, data communications, networking and client/server computing technologies. Wave delivers these products and services through instructor-led courses, informational seminars and published products and the Internet. The Company markets its courses and published products to management information professionals, systems integrators, value-added resellers and others with systems management responsibilities.

     The Company delivers its instructor-led training through eleven Company-owned facilities in the United States and two centers in the United Kingdom. The Company increasingly sells training solutions utilizing a mix of multi-media published materials and live training. Wave has developed both domestic and international distribution channels for its products.


                Three Months Ended January 31, 1998 Compared To
                      Three Months Ended January 31, 1997

     Total revenues increased $1,521,000 or 19%, in the quarter ended January 31, 1998, to $9,548,000 from $8,027,000 in the same quarter in fiscal 1997, and increased $160,000 or 2% over revenues in the second quarter in fiscal 1998. Virtually all the revenue increase for the quarter related to custom solutions revenue growth. International revenues accounted for approximately 23% of Wave's total revenues in the quarter ended January 31, 1998, compared to 22% in the same quarter in fiscal 1997.

     Custom solutions revenues increased significantly, by $1,286,000, or 115%, from the same period in fiscal 1997, and increased as a percentage of total revenues to 25% compared to 13% in the third quarter of fiscal 1997. The majority of the increase related to a $1,210,000 increase in GTE University program revenues, as GTE engaged Wave to fulfill many services previously handled directly by GTE. A significant portion of that growth, however, represented facilities rental, promotional marketing and printing services provided by Wave to GTE, which carry much smaller margins than most other custom solutions revenues. Custom solutions revenues also included a $103,000 increase in revenues related to another custom solutions contract. Custom solutions revenues in any particular quarter can be significantly affected by the timing of such services.

     Publishing revenues increased slightly, by $241,000, or 5%, from $4,461,000 to $4,702,000 and decreased as a percentage of total revenues to 49% from 55% in the same quarter in fiscal 1997. Domestic publishing revenues actually decreased, by $142,000 largely as the result of an influx of low-cost competitive products in the Microsoft NT area, offered through bookstores and the Internet. Actual sales of Wave's self-study kits through direct mail and distributors declined dramatically, by over $1 million from the same period in fiscal 1997, as the result of this competition. The Company was able to compensate by expanding corporate direct sales of its Microsoft products (through corporate licenses and corporate Club Wave). The net decline in domestic publishing revenues was offset by a $383,000 increase in international publishing revenues, primarily as the result of a large purchase of A+ kits by a new customer.

     ILT revenues decreased slightly to $2,442,000 from $2,448,000 in the same quarter in fiscal 1997, and declined as a percentage of total revenues to 26% from 30%. The decrease in ILT revenues included a $76,000 decrease in domestic ILT revenue partially offset by a $70,000 increase in international ILT revenues from Wave's new London training center.

     The Company recognized $1,340,000 in Club Wave and corporate Club Wave revenues in the quarter ended January 31, 1998, compared to $1,044,000 in the same quarter in fiscal 1997. Deferred revenue for Club Wave and corporate Club Wave sales was $1,990,000 as of the end of the quarter, compared to Club Wave and corporate Club Wave deferred revenue at April 30, 1997 of $1,612,000.

     Cost of services, products and development increased $1,223,000, or 32%, in the quarter ended January 31, 1998, to $5,077,000, and increased as a percentage of total revenues to 53% from 48% in the same quarter in fiscal 1997. Cost of services, products and development for the quarter were impacted primarily by a $1,199,000 increase in costs related to delivery of custom solutions programs, previously for GTE University program. An additional $492,000 increase in international costs of goods included an $88,000 increase in temporary labor costs, primarily to staff courses at the Company's new London center, a $120,000 increase in royalty fees for reselling a third-party product and a $150,000 increase in product costs as the result of increased published product sales. Total amortization of development costs for the quarter also increased, by $131,000, as Wave expensed capitalized development costs for prior periods to improve and expand its curriculum portfolio, including new Internet courses. Domestic salaries and related payroll costs also increased by $98,000 compared to the same quarter in fiscal 1997. These increases were partially offset by decreases in some domestic expenses, including a $200,000 decrease in temporary labor costs, as the domestic training centers worked to schedule courses to better utilize internal trainers. Domestic product costs also decreased by $73,000 in part as the result of softer sales of Wave's published products discussed above.

     Sales and marketing expenses for the quarter ended January 31, 1998, increased by $89,000, or 4%, to $2,251,000, from the same quarter in fiscal 1997, and decreased as a percentage of total revenues, to 24% from 27%. Increases and decreases in individual expense items reflect the shift in Wave's sales methodology to a corporate direct sales force from direct mail marketing. Total payroll expense increased $268,000, or 25%, including a $159,000 increase in international payroll related expense for additional sales staff for Wave's second London center and a $73,000 increase in domestic bonuses and commissions, compared to the same quarter in fiscal 1997. The increased sales personnel costs were partially offset by a decrease in costs related to Wave's direct mail sales, including a $53,000 decrease in direct mail list expenses and a $54,000 decrease in printing and advertising expense. Wave also continued to invest in sales and marketing and operational overhead in connection with the development of its relationship with IBM and the QA acquisition and license, including payroll, product development and maintenance, travel and advertising and marketing, of approximately $40,000 during the quarter.

     General and administrative expenses increased $284,000, or 17%, to $1,914,000 for the third quarter of fiscal 1998, but remained stable as a percentage of total revenues, at 20%, compared to the same quarter in fiscal 1997. Individual expense items fluctuated compared to the same quarter last year, with the largest single increase in depreciation and amortization of $116,000, or 39%. General and administrative expenses include costs such as rent, equipment depreciation and leases, telephone and postage.

     Income from operations was $306,000, a decrease of $75,000, or 20%, compared to the third quarter of fiscal 1997. This decline is attributable primarily to Wave's international operations, where operating income declined by $308,000, as the Company continued to incur start-up costs for its second London center, which more than offset the $234,000 increase in domestic operating income.

     Interest expense, net of interest income, increased by $24,000 for the quarter ended January 31, 1998 as the result of increased average daily borrowings.

     The Company recognized net income of $200,000, or $0.05 per share, for the third quarter of fiscal 1998, compared to net income of $389,000, or $0.10 per share, for the quarter ended January 31, 1997. Fiscal 1997 net income included no provision by income tax, as Wave had net operating loss carryforwards, while net income for the quarter ended January 31, 1998 included a $68,000 income tax provisions.

                  Nine Months Ended January 31, 1998 Compared
                     To Nine Months Ended January 31, 1997

     Total revenues increased $4,749,000 or 22%, in the nine months ended January 31, 1998, to $26,801,000 from $22,051,000 in the same period in fiscal 1997. Publishing revenues increased $2,147,000, or 20%, but decreased slightly as a percentage of revenues to 49%, compared to 50% for the first nine months of fiscal 1997. Instructor-led training revenues increased $891,000, or 12%, to $8,448,000, and decreased slightly as a percentage of total revenues to 32% compared to 34% in the first nine months of fiscal 1997. Custom solutions revenues increased $1,712,000, or 49%, to $5,207,000 for the first nine months of fiscal 1998 and increased to 19% of total revenues, from 16% in the 1997 period. International sales represented a substantial component of both ILT and publishing revenues. International publishing revenues for the nine-month period were $3,178,000, or 24% of total publishing revenues, compared to 19% in the same period in the prior fiscal year. International ILT revenues were $2,588,000, or 31%, of total ILT revenues, for the first nine months of fiscal 1998, compared to 27% of total ILT revenues, for the same period in the prior year.

     Cost of services, products and development increased $3,095,000, or 29%, for the nine months ended January 31, 1998, to $13,925,000, and increased as a percentage of total revenues, to 52%, compared to 49% in the fiscal 1997 period. The increase related to increased costs for GTE University, personnel related expenses, and international expenses, primarily in the third quarter, as well as increased costs for product development activities in the first six months of fiscal 1998.

     Sales and marketing expenses for the nine months ended January 31, 1998, increased $907,000, or 16%, to $6,522,000, and decreased slightly as a percentage of revenues, to 24% from 25% in the prior year. Total payroll and related expenses for sales and marketing increased by $742,000, or 24%, during the first nine months of fiscal 1998 as the result of Wave's expanded direct sales force. Direct mail expenses increased by $37,000 from the fiscal 1997 nine-month period, while advertising, printing and promotional expenses increased $182,000, as the result of increased advertising in trade publications. Of the total dollar increase, international sales and marketing expenses increased by $366,000, or 29%.

     General and administrative expenses increased by $832,000, or 18%, to $5,463,000 for the first nine months of fiscal 1998, but decreased slightly as a percentage of total revenues to 20% from 21% in the same period in fiscal 1997. Depreciation expense for equipment purchases in prior periods increased $388,000, or 50%. Expenses related to personnel recruitment and training also increased, by $135,000, as Wave continued to search for additional high quality senior level staff to support planned growth. General and administrative payroll and related employee expenses increased $194,000 or 13%.

     Wave had a provision for income taxes of $256,000 in fiscal 1998, while the Company accrued no income tax expense in the prior fiscal year, as it utilized net operating loss carryforwards.

     Net income for the current nine-month period was $547,000, compared to a $942,000 for the same period in the previous fiscal year. The Company's income per share was $0.14 for the nine months ended January 31, 1998 compared to $0.24 per share for the same period in fiscal 1997.

                        Liquidity and Capital Resources

     The Company's net cash balance at January 31, 1998, was $686,000, compared to $948,000 at April 30, 1997. Total accounts receivable increased by $1,393,000, to $8,500,000, primarily as the result of payment terms on the IBM agreement and other large contracts. Inventory also increased significantly, by $334,000, or 43%, in part as the result of softer published product sales, and to prepare for potential orders under Wave's agreement with IBM. Due to the timing of receipt of goods and services, accounts payable increased slightly, by $208,000. Prepaid expenses increased by $332,000, or 69%, at January 31, 1998, compared to the end of fiscal 1997, as Wave paid estimated taxes of $245,000.

     Prepaid direct mail increased slightly, by $71,000, to $628,000 at January 31, 1998, but decreased by $121,000 compared to the end of the second quarter in fiscal 1998. As the result of continued investment in new products, deferred courseware also increased, by $505,000, or 31%, to $2,159,000, compared to the end of fiscal 1997. While prepaid advertising and deferred courseware appear as assets on the balance sheet, those amounts will be expensed over the following six to 24 months.

     Total deferred revenue was $3,656,000 as of the end of the quarter. This compares to total deferred revenue at April 30, 1997 of $4,099,000, and to total deferred revenue at October 31, 1997, the end of the second fiscal quarter, of $3,573,000. Deferred revenue reflects completed sales by the Company, where the Company has recognized the cost of selling and order execution, so that Wave carries limited ongoing operating expenses to fulfill these additional sales and recognize the related revenue.

     Wave had drawn $1,424,000 on the line of credit at quarter end, compared to no balance at the end of fiscal 1997. The Company had overnight borrowing balances on the line on most days during the third quarter of fiscal 1998, compared to 28 times during the same quarter in fiscal 1997. Cash flow for the third fiscal quarter was affected by the loss in the first fiscal quarter and the growth in accounts receivable.

     Wave believes that cash generated from operations, together with existing cash balances, and its available credit line, should be sufficient to satisfy the Company's cash requirements for the next several months.

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

Exhibit No.  Title
-----------  -----


    10.9 $2,500,000 Line of Credit Note to Commerce Bank, National Association, dated as of September 1, 1997

    10.10 General Loan and Security Agreement between Commerce Bank, National Association, and the Company, dated as of August 31, 1995 (filed as Exhibit 10.15 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1995, and incorporated herein by reference)

    10.11 First Amendment to General Loan and Security Agreement, dated as of January 5, 1996, between the Company and Commerce Bank, National Association (filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1996, and incorporated herein by reference)

    10.12 $600,000 Note dated January 5, 1996, to Commerce Bank, National Association (filed as Exhibit 10.14 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1996 and incorporated herein by reference)

    10.13 Second Amendment to General Loan and Security Agreement between the Company and Commerce Bank, National Association, dated as of September 1, 1996 (filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1996, and incorporated herein by reference)

    10.14 Wave Technologies International, Inc. 1995 Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-8 (File No. 33-98462) and incorporated herein by reference)

    10.16 Waveware License Agreement between the Company and SHL Systemhouse Corp., dated as of January 30, 1996 (filed as Exhibit 10.19 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1996 and incorporated herein by reference)

    10.17 Courseware License Agreement effective as of July 31, 1997, between the Company and International Business Machines Corporation (filed as Exhibit 10.17 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997 and incorporated herein by reference)

    10.18 Wave Technologies International, Inc. 1997 Stock Option Plan (files as Exhibit 10.18 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997 and incorporated herein by reference)

    10.19 Asset Purchase and License Agreement by and among QA Training, Inc., QA Training, Ltd. and Wave Technologies International, Inc. dated as of January 22, 1998

    10.20 Wave Distribution Agreement between Wave Technology International, Inc. and QA Training, Ltd., dated as of January 22, 1998.

     27   Financial Data Schedule


      (b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the quarter ended January 31, 1998.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Wave Technologies International, Inc.



Dated: March 16, 1998       By:           /s/ J. Michael Bowles
                                ----------------------------------------------
                              J. Michael Bowles, Chief Financial Officer
                              (Principal Accounting an Financial Officer
                               and Duly Authorized Officer)