Form 10KSB
period 1998-04-30
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1998-07-29
CIK 925869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 1998

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                           Commission File No. 0-24454

                      WAVE TECHNOLOGIES INTERNATIONAL, INC.
                      -------------------------------------
                 (Name of small business issuer in its charter)

          Missouri                                       43-1481443
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

           10845 Olive Boulevard, Suite 250, St. Louis, Missouri 63141
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 314/995-5767


                  Securities registered under to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
 Common Stock, $.0.50 par value             The Nasdaq National Market

     Securities registered pursuant to Section 12(g) of the Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               [X] Yes  [_] No

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer's revenues for the fiscal year ended April 30, 1998 were $36,144,224.

     At May 31, 1998, there were 3,371,547 shares of Common Stock held by non-affiliates. The aggregate market value of such shares held by non-affiliates, based on the last sale price on July 15, 1998, was $13,486,188. The number of shares outstanding of the issuer's Common Stock, $.50 par value, as of July 15, 1998 was 4,158,311 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the registrant to be held on September 9, 1998, are incorporated by reference into Part III of this report.

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Wave Technologies International, Inc. ("Wave" or the "Company") designs, develops and delivers training and instructional products addressing data communications, networking and client/server computing technologies. Wave delivers these products and services through instructor-led courses, informational seminars and published products and the Internet. The Company markets its courses and published products to management information professionals, systems integrators, value-added resellers and others with systems management responsibilities.

     The Company produces and distributes course books, self-study guides, training videotapes, CD-ROM and CBT (computer-based training) materials. The Company offers instructor-led courses and sells integrated training programs at its eleven leased training centers in the United States through its Open Certification Solutions division, and at its two training centers in the United Kingdom. Wave's UK operations along with international distributors comprise its international division. Wave's custom solutions services assist technology manufacturers in introducing and promoting emerging information technologies through informational seminars and training fulfillment services on behalf of manufacturers. Wave's services include designing, developing and/or delivering manufacturers' product-specific training.

     While all of Wave's business units sell programs that utilize internet-based deliveries, the delivery of these programs is managed through the Company's Web- Based Training division.

     A growing factor in the technology training market is the development of technical certification standards. A number of manufacturers and associations, including Microsoft, CompTIA and Novell have established certification programs for their hardware or software products. Wave currently provides certification training for Microsoft's MCSE and MCSD programs, and Novell's CNE and CompTIA's A+ certifications. The certification sponsoring organizations set certification standards that are satisfied by passage of standardized tests, but do not dictate the methods that students may use to prepare for the tests. Typically, students prepare by taking courses or undertaking self-study. In addition to the knowledge gained in studying for certification tests, students obtaining certification generally have increased credibility in the industry and enhanced job possibilities. The Company believes that demand for courses and programs to help information systems professionals achieve certification will increase and is actively monitoring these trends to identify opportunities.

     Wave's training strategy includes four key elements that it believes differentiate it from its competitors:

    . Wave's training focus is on certification programs. Because certification requires actual learning it differs from other programs that might be sold based on ease of deployment or the "edutainment" value of a live experience, such as a seminar or workshop.

    . Wave integrates its self-study media products with its instructor-led and on-line distance learning services, based upon research that indicates that adult learning requires significant interaction with instructors/other students combined with independent study.

     . Wave utilizes assessment tools to prescribe training programs specific to individual needs rather than a standardized offering for an entire organization's staff. It then provides the training content materials, which are owned or licensed by the Company to provide individualized portfolio of media-based and instructor-led training. The Company's ability to create modular learning units which are then referenced by its assessment tool provide a unique and enhanced training solution.

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

Publishing

     The Company's typical sale includes solutions utilizing instructor-led, publishing and web-based elements. Historically, the Company has reported its revenues in three segments, Publishing, ILT and Custom Solutions. Beginning in fiscal 1999, Wave has realigned its business units and segment reporting to reflect its sales and distribution structure.

     The Company offers self-study materials and course materials for instructor-led classes. As a part of its publishing business, the Company produces video training materials, software simulations, computer-based assessment materials, books and on-line electronic documents (via Intranet or CD-ROM).

     The Company derives many of its titles from either its instructor-led training or custom solutions materials, but continues to add titles for targeted market niches developed from other sources. The Company also updates certain titles periodically and offers these "upgrades" to holders of the titles at special prices or on a subscription basis.

     Wave distributes its published products as stand-along offerings directly to information technology professionals and to independent training companies. In addition, Wave sells its published products as integrated components of a complete training solution.

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

     The Company offers a bundled set of services and products that it markets to individual information systems professionals under the name Club Wave(TM), and to corporations and other organizations as the corporate Club Wave program. For a flat fee, Club Wave customers obtain access to Wave courses and typically enroll in a core curriculum and attend additional courses on a space-available basis for up to one year. Club Wave customers receive the same support services as other Wave customers, including telephone technical support and access to on-line network bulletin boards and electronic mail messaging systems. At the time of payment, Club Wave customers also receive Wave published products, including videotapes, CBT materials and other courseware.

Locations. Wave currently conducts its U.S. training operations at its leased training centers in the following metropolitan areas: St. Louis; Washington, D.C.; Los Angeles; Dallas; Chicago; San Jose; Atlanta; Boston; Minneapolis; New York City; and Philadelphia. Wave offers instructor-led training in the London area through its United Kingdom subsidiary, in two locations, Richmond and London's financial district.

     The Company utilizes its centers both as sales offices and for local delivery of its most popular offerings. These centers typically have two or more sales representatives, an education coordinator to provide classroom assistance and sales and registration support, and one or more local trainers, supervised by a regional manager.

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

     GTE University, a program to introduce and demonstrate various telecommunications technologies, historically was Wave's largest custom solutions program. That program gradually migrated into a promotional rather than an educational event, requiring substantial subcontracting of services. As a result, Wave will not continue this segment of its custom solutions business in fiscal 1998. Instead, the Company intends to focus on custom solutions projects with higher margins and more direct linkage to Wave's core competencies.

     The Company also presents a variety of seminars, including its Technology Solutions Workshop. Wave also provides training fulfillment programs on behalf of manufacturers that sell training along with a product. The Company may fulfill the manufacturer's training commitment using the manufacturer's program and materials and Wave trainers.

Sales and Marketing

     The Company markets its services and products through a three-tier sales strategy: direct-response mailings and telemarketing, a sales force that develops major accounts and third party distributors. Wave markets its published products and instructor-led training services through Company catalogs mailed to information systems professionals and independent training companies as well as through trade publication advertising. The Company's corporate sales force focuses on larger transactions, often structured as licenses of published products, usually combined with customized development, assessment, instructor-led training, Web-based training, or other services. Wave also uses resellers to distribute its published products. The Company has distribution agreements with ComputerPrep, Inc., Ingram Micro Inc., Merisel Americas, Inc., and Tech Data Product Management, Inc., and also uses other distributors to resell its published products to information systems professionals. Wave markets its custom solutions primarily through direct contacts with manufacturers and other large corporations.

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


Competition

     Each area of the Company's business is highly competitive, and there are few economic barriers to market entry in any of them. The Company not only faces competition from many other companies offering similar services and products, but it must also compete with the internal training, marketing and publishing units of large corporations. Many of Wave's competitors have access to greater resources and capital than currently available to the Company. The Company believes, however, that no single company competes with Wave in all of its lines of business. The Company believes that being involved in all of its business units gives it certain competitive advantages. For example, unlike most of its competitors, the Company offers programs that utilize both self-study and instructor-led training. Further, Wave can use the knowledge and experience it gains from its custom solutions business to reduce the cost of developing new instructor-led training courses and published products. Similarly, the insights the Company gains in its instructor-led training assist it in producing published materials that are responsive to its customers' needs.


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

Employees

     As of June 30, 1998, the Company had 206 employees, including 205 full-time employees. There were 64 trainers and support personnel, four employees engaged in providing custom solutions, 30 in full-time development and production of published products, 85 in sales and marketing and 23 in general and administrative services. None of the Company's employees are represented by unions. The Company considers its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's corporate headquarters is located in St. Louis, Missouri. The leased property consists of 26,167 square feet and contains the Company's executive offices, four classrooms and production facilities for courseware, videotapes and other published products and advertising materials. The Company's lease expires on March 31, 2004, with a five-year renewal option. The monthly base rent is $42,521 through March 31, 2002, and $43,612 for the remainder of the initial lease term.

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

     The following table sets forth the date the Company first leased space in a market and certain information about each of the Company's current leased training centers (other than St. Louis) at which the Company has classrooms:

                                   Date               Square         Current Annual        Lease
Location                       of First Lease          Feet            Base Rental        Term Ends
--------                       --------------          ----            -----------        ---------
Reston, Virginia........        August 1989            8,182           $192,358           June 2003
Dallas, Texas...........        June 1990              5,659            104,691           May 2002


                                        Date               Square         Current Annual        Lease
Location                            of First Lease          Feet            Base Rental        Term Ends
--------                            --------------          ----            -----------        ---------
San Jose, California........         March 1993             7,915            266,294           December 2000
Chicago, Illinois...........         August 1993            7,082             89,655           July 2000
Atlanta, Georgia............         June 1994              7,124            106,860           June 2001
London, United Kingdom......         August 1994            4,300            167,220           July 1999
London, United Kingdom......         September 1997         8,500            166,805           December 2001
Los Angeles, California.....         October 1994           6,999            142,392           June 1999
Philadelphia, Pennsylvania..         October 1994           6,613            116,276           December 2001
Boston, Massachusetts.......         November 1994          5,439             61,678           January 2000
Minneapolis, Minnesota......         January 1995           7,462            121,415           March 2001
New York, New York..........         March 1995             6,000            148,090           July 2005

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material lawsuits. The Company is subject to claims arising in the ordinary course of its business which the Company believes will not have, either individually or in the aggregate, a material adverse effect on the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "WAVT." The following table sets forth the high and low reported sales prices for the Common Stock as quoted on the Nasdaq National Market for the periods indicated.


===============================================================================
        Quarter Ended                    High                      Low
===============================================================================
July 31, 1996                          $ 7 1/8                    $4 1/2
-------------------------------------------------------------------------------
October 31, 1996                       $ 6 1/8                    $4 1/2
-------------------------------------------------------------------------------
January 31, 1997                       $ 6 7/8                    $4 3/4
-------------------------------------------------------------------------------
April 30, 1997                         $ 7 1/4                    $5 5/8
-------------------------------------------------------------------------------
July 31, 1997                          $ 8 3/4                    $5 5/8
-------------------------------------------------------------------------------
October 31, 1997                       $10 1/4                    $7 1/4
-------------------------------------------------------------------------------
January 31, 1998                       $ 8 3/8                    $6 1/2
-------------------------------------------------------------------------------
April 30, 1998                         $ 7 3/4                    $6 1/2
===============================================================================

     As of July 15, 1998, the Company had approximately 235 shareholders of record. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 1800 beneficial owners of its Common Stock. On July 15, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $4 per share.

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

     On January 22, 1998, the Company issued 20,000 shares of its Common Stock in exchange for substantially all the assets of QA Training, Inc. ("QA"). In addition to the acquisition, the Company also entered into a perpetual license agreement with QA Training, Ltd. ("QA Ltd.") of the United Kingdom in exchange for the issuance of 130,000 shares of the Company's Common Stock. The Company relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on, among other things (i) the fact that the issuance was to only two entities who are related to each other and (ii) representations by QA and QA Ltd. as to their net worth, sophistication and experience with evaluating, managing and holding investments and as to their intent to hold the securities for investment. In addition, prior to the exchange of shares, the Company made available to QA and QA Ltd., among other information, the most recent public filings of the Company under the Securities Exchange Act of 1934.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     Wave designs, develops and delivers technical training programs addressing data communications, networking, Internet/Intranet, and client/server computing technologies, with a focus on IT certification programs. The Company provides both published self-study and instructor-led programs. By integrating these delivery formats with its proprietary assessment products and providing on-line distance learning support, the Company believes it has developed a unique and highly effective approach to IT certification programs.

Review of Financial Results

     Wave recognizes revenues from technology training based on actual attendance. When individuals buy a curriculum of courses, income is recognized as customers attend individual classes. The Company recognizes publishing revenues at the time products are shipped. Custom solutions revenues and product support and maintenance revenues are recognized as specific services are fulfilled.

     The Company's costs of services, products and development include payroll, payroll taxes, and travel and living expenses for trainers and custom solutions personnel, expenses for the production of published products, and rental of Company-operated and third-party facilities for training and manufacturing service programs. Sales and marketing expenses include direct response mail expenses, other advertising expenses and payroll and related taxes for sales staff. Key components of general and administrative expense include management compensation, depreciation and amortization, corporate headquarters rent and telephone expenses. While the Company operates a subsidiary in England, all revenues and expenses from international operations are consolidated in the Company's financial statements.

Results of Operations - Fiscal 1998 Compared to Fiscal 1997

     Revenues. Total revenues for fiscal 1998 increased $5,318,000 or 17% to $36,144,000 from $30,826,000 in fiscal 1997.

     Publishing revenues in fiscal 1998 increased $2,360,000, or 15%, to $17,921,000 from $15,561,000 in the prior year, and remained stable as a percentage of total revenues at 50%. The dollar increase included an initial $1,000,000 fee from a licensing agreement with IBM, and approximately $400,000 in ongoing revenues as IBM resold Wave's MCSE training program. The remainder of the increase resulted primarily from two large license agreements for published products. Domestic direct sales of published products decreased by almost $2 million in fiscal 1998 compared to 1997, as the Company spent a smaller percentage of its sales and marketing budget on direct mail. That decrease was more than offset by increases in direct sales in the United Kingdom and domestic and international corporate licenses. As Wave's sales of large corporate licenses of published products continued to increase, the percentage of published products sales through distributors decreased, to 28% from 33% in fiscal 1997.

     Fiscal 1998 instructor-led training ("ILT") revenues increased $1,538,000, or 15%, to $11,539,000 from $10,001,000 in fiscal 1997. Revenues related to the acquisition of QA contributed $267,000 of the increase. Wave's two London training centers accounted for $522,000, or 34%, of the growth in ILT revenues. ILT revenues from the Club Wave and corporate Club Wave programs increased 19%, to $3,341,000, compared to $2,801,000 for fiscal 1997, primarily from corporate Club Wave as the Company's field sales force increased sales of corporate programs.

     Custom solutions revenues in fiscal 1998 increased $1,419,000 or 27%, to $6,684,000 from $5,265,000 in fiscal 1997. Revenues from GTE and the GTE University program increased by $1,910,000 to $3,956,000, in fiscal 1998. A significant portion of this increase, however, was offset by increased costs for delivery of the program. In light of the inadequate margins and the lack of consistent focus on or linkage to Wave's core competencies, the Company will not continue the GTE University program in fiscal 1998. While Wave hopes to continue to perform custom solutions projects for GTE, those programs will be selected initiatives more closely aligned with Wave's overall strategy.

     Costs and Expenses. Total costs and expenses in fiscal 1998 increased $6,223,000, or 21%, to $35,718,000 from $29,495,000 in fiscal 1997. Total costs and expenses represented 99% of total revenues for the fiscal year, compared to 96% of total revenues in fiscal 1997.

     Costs of services, products and development represented 53% of total revenues in fiscal 1998, compared to 48% in fiscal 1997, increasing 28%, to $19,032,000 from $14,880,000 in fiscal 1997. Total payroll and other employee benefits increased $999,000, or 15%, from $6,523,000 in fiscal 1997, to $7,522,000. Production costs for publishing rose $367,000, or 15%, in fiscal 1998, to $2,810,000 from $2,443,000 in fiscal 1997. Amortization of development costs for Wave's expanded product portfolio increased $357,000 compared to fiscal 1997. Royalty fees increased significantly, by $265,000, compared to fiscal 1997, primarily for costs of licensed materials for a one-time contract with an international corporate customer. Outside equipment expenses also increased significantly, by $240,000, or 475%, in fiscal 1998, primarily for payments on equipment leases used to finance updated hardware and software for Wave's training centers. Costs for student food and beverage increased by $111,000, or over 100%, in connection with the opening of the new London training center and increased attendance at Wave's domestic centers. Freight costs associated with the shipping of published materials and study kits rose slightly, by $58,000, in fiscal 1998.

     Sales and marketing expenses in fiscal 1998 increased $1,093,000, or 14%, to $9,113,000 from $8,020,000 in fiscal 1997 and represented 25% of total revenues in fiscal 1998, compared to 26% in the prior fiscal year. Most of the dollar increase, $818,000, or 18%, related to increased payroll costs as the Company continued expansion of its outside sales force and paid additional commissions on increased revenues. Direct mail expenses in fiscal 1998 increased only slightly, by $12,000, from fiscal 1997, but were $516,000 below fiscal 1996 levels, and decreased as a percentage of total sales and marketing expense to 25% from 28% in fiscal 1997 and 43% in fiscal 1996. The Company anticipates higher direct mail expenses in fiscal 1999, as it plans to increase its direct mail initiatives and outbound telemarketing sales efforts. Other advertising, promotional and trade show expenses in fiscal 1998 increased $185,000, or 22%, for expanded Web and trade journal advertisements.

     General and administrative expenses increased $979,000, or 15%, to $7,573,000, from $6,594,000 in fiscal 1997, and remained stable as a percentage of revenues at 21%. Employment-related expenses for administrative personnel in fiscal 1998 increased $125,000, or 6%, from fiscal 1997. Real estate and equipment rental increased $126,000, or 27%, as Wave added its second London training center. Depreciation in fiscal 1998 increased $491,000, or 44%, from fiscal 1997, including $115,000 for equipment for the new London center and $376,000 for upgraded computer equipment for corporate headquarters and the centers. The Company also amortized $67,000 of goodwill in fiscal 1998 associated with the asset acquisitions from ETI and QA. Expenses for outside professional services, primarily in the employment consulting area, rose $108,000, or 26%, in fiscal 1998. Taxes and license fees increased $67,000, or 43%, in fiscal 1998, as the result of property taxes for the new U.K. training center.

Income from Operations. Income from operations in fiscal 1998 was $426,000, or 1% of revenues, compared to $1,332,000, or 4% of revenues, in fiscal 1997.

Income Tax (Credit) Expense. Income tax expense was $213,000 in fiscal 1998, compared to a credit of $250,000 in fiscal 1997. The increase in income tax expense reflects the continued profitability of the Company, and the reversal of the tax valuation allowance in fiscal 1997.

Net Income. Wave's net income for fiscal 1998 was $113,000 or $0.03 per share, compared to $1,528,000, or $0.39 per share, in fiscal 1997.

Results of Operations - Fiscal 1997 Compared to Fiscal 1996

     Revenues. Total fiscal 1997 revenues increased 26% to $30,826,000, from $24,369,000, as Wave experienced revenue growth in all three segments of its business.

     Publishing revenues increased by $3,364,000, or 28%, compared to fiscal 1996 to $15,561,000 and represented approximately 50% of total revenues in both fiscal 1996 and fiscal 1997. Much of the growth in publishing revenues related to sales to large corporate clients, both domestic and international. Sales of Wave's Microsoft NT products and A+ Certification products experienced the most significant increases, 94% and 89%, respectively. The percentage of published products sales through Wave's domestic and international distributors remained fairly constant, at 33% in fiscal 1997, compared to 32% in fiscal 1996.

     ILT revenues increased 14%, or $1,228,000, to $10,001,000 in fiscal 1997. Fiscal 1997 ILT revenues decreased to 32% of total revenues, compared to 36% in the prior fiscal year. The growth in ILT resulted primarily from sales in the UK, which increased $1,358,000. Domestic ILT revenues declined 2% to $6,988,000 in fiscal 1997. The Company attributes this to an increased proportion of sales to major corporate accounts that purchase training solutions that integrate live training with self-study and custom training programs. A significant portion of these revenues are recognized as publishing and custom solutions revenue.

     Custom solutions revenues increased 55% or $1,865,000 from fiscal 1996, and increased as a percentage of total revenues to 17% from 14%.

     Costs and Expenses. Fiscal 1997 total costs and expenses increased $4,479,000, or 18%.

     Cost of services, products and development increased 17%, or $2,180,000, but decreased as a percentage of revenues, to 48% in fiscal 1997, compared to 52% in fiscal 1996. The Company's increased use of consultants in both ILT delivery and development accounted for most of the dollar increase, $1,098,000. Payroll and related costs increased by 14%, to $6,523,000 in fiscal 1997 from $5,724,000 fiscal 1996.

     In fiscal 1997, the Company also amortized $1,244,000 of development costs capitalized in prior periods, an increase of $472,000, or 61%, over fiscal 1996.

     Variable costs associated with published products increased slightly, by $43,000, but decreased as a percentage of revenues from 10% to 8% as Wave focused on more cost-effective production methods. Shipping costs increased $162,000, or 33%, largely as the result of continued growth in sales of published products, and, to a lesser extent, shipments of materials for classroom training and general intracompany shipments. Wave's royalty payments decreased significantly in fiscal 1997, by $260,000, or 90%, as it completed payments related to product acquisitions in prior years.

     Costs of services also include outside facility and equipment rentals where permanent Company facilities are not available, and rent for Wave's training centers. The Company decreased expenses for outside facilities rental by $53,000, or 94%, in fiscal 1997, and maintained rent expense for its own facilities at $1,377,000, slightly above the level in fiscal 1996 of $1,320,000. Equipment rental expenses increased $34,000, or 208%, as the Company implemented its planned financing of computer hardware purchases through equipment leases.

     Total sales and marketing expenses increased 25% in fiscal 1997, but remained stable as a percentage of revenues, at 26%. Payroll related items, including commissions, increased $1,804,000, or 66%, as Wave continued to expand its field sales force, and to increase incentive-based compensation to its sales and marketing team. Employee travel and entertainment costs for sales and marketing personnel also increased significantly, by 62%, or $101,000, in fiscal 1997 compared to the prior year.

     Expenses related to direct mail in fiscal 1997 decreased 19%, or $528,000, as the Company increased its emphasis on field sales. Other advertising and promotional expenses increased $293,000 in fiscal 1997. This increase was attributable to increased printing and advertising costs associated with advertising coop programs with distributors, advertising of Wave's ISW and TSW programs and general corporate advertising. Outside marketing consultant fees also increased $90,000 from fiscal 1996.

     Total general and administrative expenses increased 11% in fiscal 1997, but decreased as a percentage of revenues, to 21% compared to 24% in fiscal 1996. Employee compensation expenses increased 19%, or $330,000, primarily for international employees to support the growth in international revenues. Employee travel expenses also increased in fiscal 1997, by $110,000, or 143%, for domestic management travel to support the growth in international revenues. Depreciation expense increased significantly, by 26%, or $232,000, as Wave added hardware and software to accommodate its growth. Telephone expense increased $122,000, or 19%, as the Company upgraded its phone and computer systems. Legal fees increased $50,000, or 27%, in fiscal 1997, but were more than offset by a significant decrease in outside accounting and other professional expenses, of $263,000, or 58%.

     One significant, non-recurring event in the fourth quarter of fiscal 1997 negatively impacted financial results. The Company expensed $165,000 for the judgment in a lawsuit tried and lost during the quarter.

     Income/Loss From Operations. Operating income for fiscal 1997 was $1,332,000, or 4% of revenues, compared to an operating loss of $646,000, or 3% of revenues, in fiscal 1996.

     Other Income/Expense and Provision for Taxes. Other expense, net, for fiscal 1997 was $53,000, a $25,000 decrease compared to fiscal 1996, primarily as the result of decreased total borrowings during the fiscal year. Wave recorded a tax credit of $250,000 in the fourth quarter of fiscal 1997, to account for the loss carry forward remaining at year-end.

     Net Income/Loss. Net income for fiscal 1997 was $1,528,000, or $.39 per share, compared to a net loss in fiscal 1996 of $724,000, or $.19 per share.

Liquidity and Capital Resources

     The Company had net cash from operating activities of $1,827,000 in fiscal 1998 compared to $1,494,000 in fiscal 1997. The Company's cash and cash equivalents increased to $1,498,000 at April 30, 1998, from $948,000 at April 30, 1997. Accounts receivable increased slightly, from $7,177,000 at April 30, 1997, to $7,262,000 at April 30, 1998. Inventory increased 15% from $785,000 at
April 30, 1997, to $905,000 at April 30, 1998. Prepaid expenses increased 43%, to $680,000 at April 30, 1998, from $476,000 at April 30, 1997, for a variety of items, including prepayments of $92,000 related to the Company's planned participation in an industry sales conference in September of 1998.

     As of April 30, 1998, the Company had total deferred revenue of $3,947,000, reflecting sales not yet recognized as revenue, compared to deferred revenue at April 30, 1997, of $4,099,000.

     At fiscal year-end, Wave had the full $2,500,000 available on its line of credit. See Note 5 of Notes to Consolidated Financial Statements.

     The Company used $1,212,000 of cash in fiscal 1998 for capital expenditures, primarily for computer equipment and related software, compared to $815,000 in fiscal 1997. The Company's current commitments for operating lease obligations of $2,478,000 in fiscal 1999 consist primarily of the leases for the Company's headquarters and training centers. The Company believes that cash generated from operations, together with existing cash balances and its credit line, should be sufficient to satisfy the Company's cash requirements for the foreseeable future. The Company also plans to consider additional equipment leasing alternatives to fund acquisition of updated hardware and software.

Year 2000

     The Company is performing an analysis of its systems and continuing to work with its software vendors to determine the impact of Year 2000 issues on its operations. Management has determined that Year 2000-compliant upgrades are available for all of its programs at minimal costs.

Forward-Looking Statements

     Certain forward-looking statements are included in this Form 10-KSB. They use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in the market acceptance of Wave's integrated program, market delays related to anticipated or new releases of NetWare5 and NT5, the speed and success of new direct mail initiatives, global and local business and economic conditions, legislation and governmental regulations, competition, the Company's ability to effectively maintain and update its product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rates.

ITEM 7.  FINANCIAL STATEMENTS

                         LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Wave Technologies International, Inc. and subsidiaries are included at the end of Part III of this Annual Report on Form 10-KSB:

     Consolidated Balance Sheets - April 30, 1997 and 1998
     Consolidated Statements of Operations - Years Ended April 30, 1997 and 1998 Consolidated Statements of Common Shareholders' Equity - Years Ended
      April 30, 1997 and 1998
     Consolidated Statements of Cash Flows - Years Ended April 30, 1997 and 1998

     Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders of the registrant to be held on September 9, 1998 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

     The information required with respect to Section 16(a) of the Securities Exchange Act of 1934 is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which section is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is set forth in the section entitled "Election of Directors" in the Proxy Statement, which section is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Reference is made to the Index to Consolidated Financial Statements and the Consolidated Financial Statements following such index.

     All schedules have been omitted because the required information in such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

(b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the fiscal year ended April 30, 1998.

(c) Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference. Set forth below is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits by Item 14(c).

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

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.

Dated:  July 28, 1998          By: /s/ Kenneth W. Kousky
                                  ---------------------------------------------
                                  Kenneth W. Kousky, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title                                              Date
---------                           -----                                              ----
/s/  Kenneth W. Kousky              President, Chairman of the Board,                  July 28, 1998
------------------------------      and Chief Executive Officer (principal
Kenneth W. Kousky                   executive officer)

/s/  J. Michael Bowles              Chief Financial Officer (principal                 July 28, 1998
------------------------------      financial officer and principal
 J. Michael Bowles                  accounting officer)

/s/  Maxine K. Clark                Director                                           July 28, 1998
------------------------------
 Maxine K. Clark

/s/  Raymond J. Kalinowski          Director                                           July 28, 1998
------------------------------
Raymond J. Kalinowski

/s/  David W. Kemper                Director                                           July 28, 1998
------------------------------
David Kemper

/s/  Robert E. Lefton               Director                                            July 28, 1998
------------------------------
David E. Lefton

/s/  Walter N. Torous               Director                                            July 28, 1998
------------------------------
David  N. Torous

                                 EXHIBIT INDEX


Exhibit No.                            Exhibit                                                 Page No.
------------------------------------------------------------------------------------------------------------------
3.1             Articles of Incorporation, as amended and restated (filed as
                Exhibit 3.1 to Registrant's Registration Statement on Form SB-2
                (File No. 33-80556) and incorporated herein by reference)

3.2             Restated Bylaws, as amended (filed as Exhibit 3.2 to
                Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, and incorporated herein by reference)

4.1             Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's
                Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)


Exhibit No.                            Exhibit                                                 Page No.
------------------------------------------------------------------------------------------------------------------
10.1            Employment Agreement dated June 25, 1997, between the Company and J. Michael Bowles (filed as Exhibit 10.1 to Registrant's
                Annual Report on Form 10-KSB for the fiscal year ended April 30,
                1997, and incorporated herein by reference)

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

10.9            $2,500,000 Line of Credit Note to Commerce Bank, National
                Association, dated September 1, 1997 (filed as Exhibit 10.9 to
                Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1996 and incorporated herein by reference)

10.10           General Loan and Security Agreement between Commerce Bank,
                National Association, and the Company, dated as of August 31, 1995 (filed as Exhibit 10.15 to Registrant's Quarterly Report on
                Form 10-QSB for the quarter ended October 31, 1995, and incorporated herein by reference)


Exhibit No.                            Exhibit                                                 Page No.
------------------------------------------------------------------------------------------------------------------
10.11           First Amendment to General Loan and Security Agreement, dated as of January 5, 1996, between the Company and Commerce Bank,
                National Association (filed as Exhibit 10.13 to Registrant's
                Quarterly Report on Form 10-QSB for the quarter ended January
                31, 1996, and incorporated herein by reference)

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


Exhibit No.                            Exhibit                                                 Page No.
------------------------------------------------------------------------------------------------------------------
10.18           Wave Technologies International, Inc. 1997 Stock Option Plan
                (filed as Exhibit 10.18 to Registrant's Quarterly Report on Form
                10-QSB for the quarter ended October 31, 1997 and incorporated herein by reference)

10.19           Asset Purchase and License Agreement by and among QA Training,
                Inc., QA Training, Ltd. and Wave Technologies International,
                Inc. dated as of January 22, 1998 (filed as Exhibit 10.19 to
                Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1998, and incorporated herein by reference)

10.20           Wave Distribution Agreement between Wave Technologies
                International, Inc. and QA Training, Ltd., dated as of January
                22, 1998. (filed as Exhibit 10.20 to Registrant's Quarterly
                Report on Form 10-QSB for the quarter ended January 31, 1998, and incorporated herein by reference)

11.1            Statement Regarding Computation of Per Share Earnings
                (Loss)--Included in Notes to Consolidated Financial Statements

21.1            List of Subsidiaries

23.1            Consent of Deloitte & Touche, LLP

27              Financial Data Schedule

                              -------------------------------------------------
                              Wave Technologies
                              International, Inc.
                              Financial Statements for the
                              Years Ended April 30, 1998 and 1997 and
                              Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Wave Technologies International, Inc.:

We have audited the accompanying consolidated balance sheets of Wave Technologies International, Inc. and Subsidiaries (the "Company") as of April 30, 1998 and 1997, and the related consolidated statements of operations, common shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wave Technologies International, Inc. and Subsidiaries at April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

St. Louis, Missouri
June 11, 1998

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                        April 30,
                                                                          ----------------------------------
ASSETS                                                                           1997                1998
CURRENT ASSETS:
 Cash and cash equivalents                                                  $    948,280       $  1,497,811
 Accounts receivable - less allowance for doubtful accounts of
  $446,000 and $397,000                                                        7,176,651          7,262,054
 Inventory                                                                       785,011            904,546
 Prepaid expenses                                                                475,949            680,476
                                                                            ------------       ------------

          Total current assets                                                 9,385,891         10,344,887

PROPERTY AND EQUIPMENT (Note 3)                                                3,956,964          3,365,768

PREPAID DIRECT MAIL COSTS                                                        558,025            408,195

DEFERRED COURSEWARE DEVELOPMENT COSTS                                          1,653,993          2,123,771

OTHER ASSETS (Note 4)                                                            939,653          2,053,463


                                                                            -------------      ------------
TOTAL                                                                       $ 16,494,526       $ 18,296,084
                                                                            =============      ============

                                                                     (Continued)

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                            April 30,
                                                                                    --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                    1997           1998
CURRENT LIABILITIES:
  Accounts payable                                                                  $ 2,489,814    $ 2,479,580
  Accrued expenses                                                                    1,408,946      2,346,899
  Deferred revenue                                                                    4,098,761      3,946,907
  Current portions of long-term debt and capital lease obligation:
    Notes payable (Note 5)                                                              280,099        163,366
    Capital lease obligations (Note 6)                                                   76,451         55,958
                                                                                    -----------    -----------

          Total current liabilities                                                   8,354,071      8,992,710
                                                                                    -----------    -----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  Excluding current portions:
    Notes payable (Note 5)                                                              147,020              -
    Capital lease obligations (Note 6)                                                   94,766         41,070

ACCRUED RENT LIABILITY (Note 6)                                                         297,987        347,109

COMMON SHAREHOLDERS' EQUITY:
  Common stock, $.50 par value, authorized, 20,000,000 shares; issued, 3,933,459
    and 4,158,311 shares; outstanding, 3,926,102 and 4,150,953 shares                 1,966,729      2,079,155
  Treasury stock, at cost (7,357 shares)                                                (14,698)       (14,698)
  Additional paid-in capital                                                          7,038,285      8,082,620
  Accumulated deficit                                                                (1,468,461)    (1,355,143)
  Cumulative translation adjustment                                                      78,827        123,261
                                                                                    -----------    -----------
          Total common shareholders' equity                                           7,600,682      8,915,195
                                                                                    -----------    -----------

TOTAL                                                                               $16,494,526    $18,296,084
                                                                                    ===========    ===========


See notes to consolidated financial statements.                      (Concluded)

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                    Years Ended April 30,
                                                                    ---------------------
                                                                 1997                    1998
REVENUES (Notes 11 and 12):
  Publishing                                                 $ 15,560,721            $ 17,921,269
  Instructor-led training                                      10,000,828              11,538,649
  Custom solutions                                              5,264,907               6,684,306
                                                             ------------            ------------

          Total revenues                                       30,826,456              36,144,224

COSTS AND EXPENSES:
  Cost of services, products and development                   14,880,312              19,032,345
  Sales and marketing                                           8,020,255               9,112,974
  General and administrative                                    6,594,101               7,573,062
                                                             ------------            ------------

          Total costs and expenses                             29,494,668              35,718,381
                                                             ------------            ------------

INCOME FROM OPERATIONS                                          1,331,788                 425,843

INTEREST EXPENSE                                                  (69,293)               (109,341)

OTHER INCOME - Net                                                 15,877                  10,285
                                                             ------------            ------------

NET INCOME BEFORE INCOME TAXES                                  1,278,372                 326,787

INCOME TAX (CREDIT) EXPENSE (Note 7)                             (250,000)                213,469
                                                             ------------            ------------

NET INCOME                                                    $ 1,528,372            $    113,318
                                                              ===========            ============

BASIC NET INCOME PER SHARE (Note 10)                          $      0.39            $       0.03
                                                              ===========            ============

BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 10)                                         3,928,141               4,012,087
                                                              ===========            ============

DILUTED NET INCOME PER SHARE (Note 10)                        $      0.39            $       0.03
                                                              ===========            ============

DILUTED COMMON SHARES (Note 10)                                 3,968,739               4,065,826
                                                              ===========            ============


See notes to consolidated financial statements.

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                                         Total
                                                                               Additional                  Cumulative    Common
                                                   Common       Treasury        Paid-in    Accumulated    Translation  Shareholders'
                                                   Stock         Stock          Capital      Deficit       Adjustment    Equity


BALANCE, MAY 1, 1996                             $ 1,960,497   $   (14,698)   $ 7,012,474   $(2,996,833)   $    22,109   $ 5,983,549


  Net income                                                                                  1,528,372                    1,528,372
  Options - warrants exercised                         6,232                       25,811                                     32,043
  Change in cumulative translation
    adjustment                                                                                                  56,718        56,718
                                                 -----------   -----------    -----------   -----------    -----------   -----------


BALANCE, APRIL 30, 1997                            1,966,729       (14,698)     7,038,285    (1,468,461)        78,827     7,600,682


  Net income                                                                                    113,318                      113,318
  Options - warrants exercised                        37,426                      252,335                                    289,761
  Issuance of common stock in
    connection with purchase
    of license (Note 4)                               65,000                      686,400                                    751,400
  Issuance of common stock in
    connection with QA acquisition
    (Note 13)                                         10,000                      105,600                                    115,600
  Change in cumulative translation
    adjustments                                                                                                 44,434        44,434
                                                 -----------   -----------    -----------   -----------    -----------   -----------


BALANCE, APRIL 30, 1998                          $ 2,079,155   $   (14,698)   $ 8,082,620   $(1,355,143)   $   123,261   $ 8,915,195
                                                 ===========   ===========    ===========   ===========    ===========   ===========



See notes to consolidated financial statements.

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    Years Ended April 30,
                                                                            --------------------------------------
                                                                                1997                       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 1,528,372                $   113,318
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                           1,892,687                  2,417,373
      Barter revenue                                                           (842,995)                  (311,125)
      Net changes in other assets and liabilities:
        Accounts receivable                                                  (2,063,180)                   (79,741)
        Inventory                                                               (85,097)                  (119,535)
        Prepaid expenses and other current assets                              (273,817)                  (204,527)
        Prepaid direct mail costs                                               (90,508)                   149,830
        Deferred courseware development                                         (36,359)                  (469,778)
        Other assets                                                             69,162                    (58,128)
        Deferred tax asset                                                     (250,000)                  (436,092)
        Accounts payable                                                        520,115                    (10,234)
        Accrued expenses                                                        148,368                    937,953
        Deferred revenue                                                        977,317                   (102,732)
                                                                            -----------                -----------
          Net cash provided by (used in) operating activities                 1,494,065                  1,826,582
                                                                            -----------                -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                         (815,180)                (1,211,872)
  Acquisition of QA Training, Inc.                                                                         (17,000)
                                                                            -----------                -----------
          Net cash used in investing activities                                (815,180)                (1,228,872)
                                                                            -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance - net                                      32,043                    289,761
  Repayments under line-of-credit                                              (228,000)
  Repayments of notes payable                                                  (232,404)                  (263,752)
  Payments of capital lease obligation                                          (49,308)                   (74,188)
                                                                            -----------                -----------
          Net cash used in financing activities                                (477,669)                   (48,179)
                                                                            -----------                -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       201,216                    549,531

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  747,064                    948,280
                                                                            -----------                -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   948,280                $ 1,497,811
                                                                            ===========                ===========

                                                                     (Continued)

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               Years Ended April 30,
                                                                           ----------------------------
                                                                               1997               1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                                   $ 69,017          $ 110,437
                                                                             =========         =========
    Purchase of license through the issuance of common stock
      (See Note 4)                                                           $       -         $ 751,400
                                                                             =========         =========
    Acquisition of QA Training, Inc. through the issuance of
      common stock (See Note 13)                                             $       -         $ 115,600
                                                                             =========         =========

    Income tax payments                                                      $       -         $ 263,500
                                                                             =========         =========



See notes to consolidated financial statements.                      (Concluded)

WAVE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    THE COMPANY

      Wave Technologies International, Inc. ("Wave" or the "Company") is engaged in the business of developing, marketing, and delivering training and instructional products relating to sophisticated information technologies. The Company operates eleven training centers in the United States, and two in the United Kingdom.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition - Revenue is recognized for information technology training and custom solutions as the services are rendered. Revenue from the sale of published products is recognized at the time the product is shipped. Deferred revenue consists of fees paid for services which have not yet been rendered. The Company provides allowances for returns at the time of sale based on management estimates.

      Information Technology Training - Club Wave and Corporate Club Wave represent programs through which the Company provides an integrated set of services and products. The portion of revenue pertaining to products is recognized at the time the product is shipped. The remaining revenue is deferred and recognized as the services are provided over the term of the membership.

      Basis of Consolidation - The consolidated financial statements include the accounts of Wave and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Foreign Currency - Assets and liabilities of the Company's foreign operations are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of shareholders' equity.

      Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

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

      Direct-response advertising consists primarily of direct mail programs. The capitalized costs of the advertising are amortized over a period not exceeding six months following commencement of the program. Advertising expense for the years ended April 30, 1997 and 1998 was $3,081,501 and $3,243,942, respectively.

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

      Goodwill - Goodwill represents the excess of purchase price over the fair value of net assets acquired and is amortized using the straight-line method not to exceed 5 years. Management periodically reviews the value of its goodwill to determine if an impairment has occurred or whether changes have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on a discounted basis of the underlying operations or assets which give rise to such amount. Based on this review, management does not believe that any such impairment has occurred.

      Long-Lived Assets - The general requirements are applicable to the properties and intangible assets of the Company and require impairment to be considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses have been identified by the Company.

      Stock-Based Compensation Plans - The Company recognizes and measures compensation for its stock rights and stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. See Note 9 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123, Accounting for Stock-based Compensation, had been applied.

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

      Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

      New Accounting Standards - In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements expand disclosure of changes in equity during the year resulting from transactions or other events from nonowner sources and modify disclosures about reportable segments of the Company's operations. Accordingly, they will have no impact on the Company's reported financial position, results of operations or cash flows. These statements are effective for fiscal periods beginning after December 15, 1997.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consist of:

                                                                       April 30,
                                                            -------------------------------
                                                                 1997               1998
Computer equipment and software                             $ 6,463,027        $ 6,757,776
Furniture and fixtures                                        2,131,322          2,658,482
Leasehold improvements                                          284,195          1,004,140
                                                            ------------       -----------
                                                              8,878,544         10,420,398
Less - Accumulated depreciation and amortization             (4,921,580)        (7,054,630)
                                                            ------------       -----------

                                                            $ 3,956,964        $ 3,365,768
                                                            ============       ===========

     The Company provides technology training to certain customers in exchange for computer hardware and software. Computer hardware and software of $842,995 and $311,125 was acquired in the years ended April 30, 1997 and 1998, respectively, in connection with such nonmonetary transactions. The Company records such nonmonetary transactions at the lower of the fair market value of the assets received or the fair market price of the related training program.

4.   OTHER ASSETS

     Other assets consist of:

                                                   April 30,
                                        -------------------------------
                                            1997                1998

Goodwill (Note 13)                      $  524,756        $    467,796
License                                                        704,438
Other                                      164,897             195,136
Deferred tax asset                         250,000             686,093
                                        ----------        -------------

          Total                         $  939,653        $  2,053,463
                                        ==========        ============

     During the year, the Company entered into a perpetual license agreement with QA Training, Ltd. ("QA Ltd.") of the United Kingdom through the issuance of 130,000 shares of common stock, with a fair market value of $751,400. The perpetual license agreement gives the Company exclusive rights in the United States and non-exclusive rights worldwide, excluding the United Kingdom and Ireland, to distribute published products and provide instructor-led training based on training materials that are developed by QA Ltd. The license is being amortized on a straight-line basis over the estimated period of benefit, four years.

     Amortization of goodwill and license was $168,000 and $235,000 in the years ended April 30, 1997 and 1998, respectively.

5.   NOTES PAYABLE

                                                                                                April 30,
                                                                                    ------------------------------
                                                                                       1997                 1998
         Note payable to the bank, at 9.25%, payable in monthly payments of interest and principal of $19,187 through January 1999, collateralized by accounts receivable, equipment, inventory and
         other assets of the Company.                                               $ 368,379            $ 147,053

         Note payable to the bank, at 9%, payable in monthly payments of interest and principle of $4,155 through August 1998,
         collateralized by equipment of the Company.                                   58,740               16,313
                                                                                    ---------            ---------

                                                                                      427,119              163,366
         Current maturities                                                           280,099              163,366
                                                                                    ---------            ---------

                   Total long-term obligations                                      $ 147,020            $     -
                                                                                    =========            =========

      In September 1997, the Company entered into a line-of-credit agreement with the bank that extends until August 1998. The Company has $2,500,000 available under this line-of-credit agreement and had no borrowings as of April 30, 1997 and 1998. During the year ended 1998 the Company borrowed and repaid an aggregate of approximately $9,000,000 under this agreement. The line bears interest at the prime rate. The borrowings under the line-of-credit agreement are collateralized by accounts receivable, equipment, inventory and other assets of the Company. The line-of-credit agreement includes covenants which require the maintenance of a certain level of tangible net worth and precludes the payment of dividends.

6.   LEASING ARRANGEMENTS

     The Company leases equipment under noncancelable capital lease agreements. The equipment acquired under the leases have been capitalized and the related obligation is included in long-term debt and capital lease obligation in the financial statements. The Company leases facilities and other equipment under various noncancelable lease agreements. The following is a schedule of future minimum lease payments under the leases, together with the present value of net minimum lease payments for the capital leases as of April 30, 1998:



        Year Ended                                                   Capital             Operating
        April 30,                                                    Leases                Leases
        1999                                                        $ 63,690            $ 2,477,792
        2000                                                          44,455              2,255,956
        2001                                                                              1,796,146
        2002                                                                              1,192,319
        2003                                                                                914,833
        Thereafter                                                                          878,308
                                                                    ---------           -----------

        Net minimum lease payments, April 30, 1998                   108,145            $ 9,515,354
                                                                                        ===========
        Less - Amount representing interest                           11,117
                                                                    --------

        Present value of net minimum lease payments                 $ 97,028
                                                                    ========

        Current portion of capitalized lease obligation             $ 55,958
        Long-term portion of capitalized lease obligation             41,070
                                                                    --------

                                                                    $ 97,028
                                                                    ========

     During fiscal 1997, the Company entered into capital lease agreements to purchase $131,006 of equipment. As of April 30, 1997 and 1998, the total cost of equipment capitalized amounted to $268,781 and the corresponding accumulated depreciation amounted to approximately $94,883 and $145,937 at April 30, 1997 and 1998, respectively.

     Rent expense under operating leases was $1,621,041 and $2,003,053 for the years ended April 30, 1997 and 1998, respectively.

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

7.    INCOME TAXES

      The provision (credit) for income taxes consists of the following:


                                                             April 30,
                                                    ----------------------------
                                                        1997             1998

       Current income taxes                         $      -          $ 649,469
       Deferred income taxes                          (250,000)        (436,000)
                                                    -----------       ----------

       Provision (credit) for income taxes          $ (250,000)       $ 213,469
                                                    ===========       =========


      Deferred tax assets increased by $250,000 in 1997 as a result of the deferred tax benefits associated with the elimination of the Company's valuation allowance.

Deferred tax assets and liabilities are comprised of the following:

                                                                                   April 30,
                                                                       -------------------------------
                                                                          1997                  1998
       Deferred tax assets:
         Allowance for doubtful accounts                                $ 90,000             $ 108,000
         Courseware development costs                                     19,000               172,000
         Accruals not currently deductible for tax purposes              168,000               152,000
         Net operating loss carryforward and alternative
           minimum tax credits                                           135,000               116,000
         Other                                                            88,000               140,000
                                                                       ---------             ---------

                 Gross deferred tax assets                               500,000               688,000
                                                                       ---------             ---------

       Deferred tax liabilities:
         Depreciation                                                    (43,000)              141,000
         Prepaid advertising                                            (207,000)             (143,000)
                                                                       ---------             ---------

                 Gross deferred tax liabilities                         (250,000)                2,000
                                                                       ---------             ---------

       Net deferred tax assets                                         $ 250,000             $ 686,000
                                                                       =========             =========

     The provision for income taxes represents an effective combined federal and state tax rate of 65% for 1998. The following is a reconciliation of the income tax provision (benefit) computed by applying the U.S. federal statutory rate of 34% to the recorded income tax provision:

                                                                      1998

       Taxes on income at statutory rates                          $ 113,220
       Nondeductible portion of meals and entertainment               60,000
       State income taxes (net of federal benefit)                    53,000
       Other                                                         (12,220)
                                                                   ---------
                  Total tax expense                                $ 214,000
                                                                   =========

8.    EMPLOYEE BENEFIT PLAN

      The Company has a salary reduction defined contribution profit sharing plan, including features designed to qualify the plan under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to substantially all of its employees. The Company's contribution to the plan is determined annually by the Board of Directors. The Company contributed $90,000 and $115,000 under this plan in the years ended April 30, 1997 and 1998, respectively.

9.    STOCK COMPENSATION

      Under the Company's 1993, 1995 and 1997 Stock Option Plans, the Company may grant options for selected officers and employees of the Company and its subsidiaries for up to 990,000 shares of common stock. Under this plan, the exercise price of each option equals not less than fair market value of the Company's stock on the date of grant, and an option's maximum term is 10 years. Options are granted by the Board of Directors, its delegates or the President of the Company. The majority of options granted vest over three years, in equal installments. If the optionee's employment is terminated, this option remains exercisable for a period between 30 and 90 days, unless the employee is terminated "for cause", then the options terminate immediately.

      The Company has elected to continue following the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Under the provisions of APB Opinion No. 25, no compensation cost has been recognized for the Company's option plans. Had the determination of compensation cost for these plans been based on the fair value of the grant dates for awards under these plans, consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         April 30,
                                            -----------------------------------
                                                1997                    1998
       Net income:
         As reported                        $ 1,528,000              $ 113,000
         Pro forma                            1,417,000                 33,000

       Earnings per share:
         As reported                               0.39                   0.03
         Pro forma                                 0.36                   0.01

     The resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

     For the purpose of this pro forma presentation, the fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants in 1997 and 1998:

                                                            April 30,
                                                     ------------------------
                                                      1997              1998

       Expected dividend yield                        0.00%            0.00%
       Expected volatility                           68.00%           68.00%
       Risk-free interest rates                       6.87%            5.75%
       Expected option lives (years)                  5.00             5.00

     A summary of the status of the Company's stock option plan for the two-year period ended April 30, 1998 follows:


                                                               Outstanding
                                                          ---------------------
                                                                      Weighted-
                                                                      Average
                                          Exercisable                 Exercise
                                            Shares         Shares       Price

       Outstanding, May 1, 1996             135,314        353,749       5.52
         Granted                                            74,700       5.30
         Exercised                                         (12,466)      2.57
         Expired                                           (81,866)      5.48
                                                           -------

       Outstanding, April 30, 1997          191,866        334,117       5.43
         Granted                                            99,600       6.50
         Exercised                                         (74,852)      3.87
         Expired                                           (45,424)      6.12
                                                           -------

       Outstanding, April 30, 1998          186,010        313,441       6.18
                                                           =======

     The weighted-average fair values of options granted during 1997 and 1998 were $2.80 and $3.37, respectively:

     The following tables summarize information about stock options outstanding as of April 30, 1998:

       Options Outstanding                           Weighted-        Weighted-
                                                      Average          Average
                                                     Remaining        Exercise
       Range of exercise price         Shares      Contractual Life     Price

       $2.00 - $5.99                   121,326          7.86             $ 5.27
       $6.00 - $7.50                   192,115          8.27               6.75

       Options Exercisable                           Weighted-
                                                      Average
       Range of exercise price         Shares       Exercise Price

       $2.00 - $5.99                    84,301        $ 5.35
       $6.00 - $7.50                   101,709          6.80

     As of April 30, 1998, the Company has 478,704 shares available for future options under the Plans.

10.  EARNINGS PER SHARE

     Effective January 31, 1998, Wave adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 established standards for computing and presenting earning per share (EPS). The old standards, which required exhibiting primary and fully diluted EPS calculations was replaced by basic and diluted EPS calculations. Basic EPS measures operating performance assuming no dilution from securities or contracts to issue common stock. Diluted EPS measures operating performance after considering the dilution that would occur when securities or contracts to issue common stock are exercised or converted.

     Basic EPS calculations were computed using the weighted average number of common shares outstanding each year (4,012,087 in 1998 and 3,928,141 in 1997). Diluted EPS calculations take into account the effect of dilutive potential common shares (53,739 in 1998 and 40,598 in 1997). Dilutive potential common shares consist of outstanding stock options. As of April 30, 1998, outstanding options to purchase approximately 56,600 shares of common stock were not included in the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares. These options expire in 2005.

11.  GEOGRAPHIC SEGMENTS

     Information about the Company's operations in different geographic areas for the two years ended April 30, 1998 and 1997 is as follows:


                                               United          Foreign
                                               States         Operations      Eliminations     Consolidated
       TOTAL REVENUE:
         1998                               $ 29,469,841     $ 7,733,645     $ (1,059,262)     $ 36,144,224
         1997                                 25,601,441       5,618,236         (393,220)       30,826,457

       INCOME (LOSS) FROM OPERATIONS:
         1998                                    629,823         (80,920)        (123,060)          425,843
         1997                                  1,209,581         146,003          (23,796)        1,331,788

       IDENTIFIABLE ASSETS:
         1998                                 16,262,308       2,156,836         (123,060)       18,296,084
         1997                                 14,016,285       2,502,037          (23,796)       16,494,526

12.  BUSINESS CONCENTRATIONS

     A substantial portion of the Company's revenue is derived from the sale of published materials and instructor-led training relating to Microsoft and Novell technology. In fiscal year 1997 and 1998 approximately $1,462,000 (6%) and $3,995,000 (11%) of revenues were from one customer.

13.  ACQUISITION

     On January 22, 1998, the Company purchased substantially all of the assets of QA Training, Inc. ("QA") through the issuance of 20,000 shares of common stock and cash payments for direct transaction cost of approximately $17,000. QA was a wholly owned U.S. subsidiary of QA Ltd. of the United Kingdom that provided information technology training in the United States. The acquisition of

     QA has been accounted for as a purchase transaction in accordance with the Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible and intangible assets acquired based on estimated fair values at January 22, 1998. The allocation is summarized as follows:

        Property                                            $  55,788
        Goodwill                                               76,812
                                                            ---------

                                                            $ 132,600
                                                            =========

     The portion allocated to goodwill will be amortized on a straight-line basis over four years.

                                   * * * * * *