Form 10QSB
period 1998-07-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1998-09-14
CIK 925869

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended              July 31, 1998
                                    ------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 4,158,311 shares of common stock, par value $.50, outstanding as of September 9, 1998

--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                               -----    -----

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.


                               Table of Contents
                      Form 10-Q for the Quarterly Period
                              Ended July 31, 1998

PART I      FINANCIAL INFORMATION                                          Page
------      ---------------------                                          ----
Item 1.     Financial Statements (Unaudited)

                 Consolidated Balance Sheets at July 31, 1998, and           3
                 April 30, 1998

                 Consolidated Statements of Operations for the               4
                 three months ended July 31, 1998 and 1997

                 Consolidated Statements of Cash Flows for the               5
                 three months ended July 31, 1998 and 1997

                 Notes to Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis or Plan of Operation        7

PART II     OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                  11

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, unaudited)



                                                                        April 30         July 31
                                                                          1998             1998
                                                                        --------         -------
                              ASSETS
------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                            $ 1,498         $   677
    Accounts receivable (less allowance of $397 and
        $398, respectively)                                                7,262           7,379
    Inventory                                                                905             954
    Prepaid expenses                                                         680             633
                                                                         -------         -------
            Total current assets                                          10,345           9,643

Property, plant & equipment - net                                          3,366           3,167
Prepaid direct mail cost                                                     408             750
Deferred courseware                                                        2,124           2,270
Other assets                                                               2,053           2,498
                                                                         -------         -------

    Total assets                                                         $18,296         $18,328
                                                                         =======         =======

               LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                     $ 2,480         $ 2,396
    Accrued expenses                                                       2,347           1,448
    Deferred revenue                                                       3,947           4,396
    Bank line-of-credit                                                       -              975
    Current portion of long-term debt and capital lease obligations:
         Related party                                                       163              97
         Other                                                                56              56
                                                                         -------         -------
            Total current liabilities                                      8,993           9,368

Long-term debt:
  Related party                                                               -               -
  Other                                                                       41              24

Accrued rent liability                                                       347             279

Common shareholders' equity:
  Common stock, $.50 par value, authorized 20,000,000 shares;
    issued, 3,933,459 and 4,158,311 shares; outstanding, 3,933,459
    and 4,158,311 shares                                                   2,079           2,079
  Less treasury stock, at cost (7,357 shares)                                (15)            (15)
  Additional paid-in capital                                               8,083           8,083
  Accumulated deficit                                                     (1,355)         (1,582)
  Cumulative translation adjustment                                          123              92
                                                                         -------         -------
            Total common shareholders' equity                              8,915           8,657
                                                                         -------         -------

    Total liabilities and shareholders' equity                           $18,296         $18,328
                                                                         =======         =======

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share, unaudited)


                                                     Three Months Ended
                                                           July 31
                                                  -------------------------
                                                       1997          1998
  Revenues:

     Publishing                                   $   3,439      $    4,133
     Instructor-led training                          3,047           2,800
     Custom solutions                                 1,378             933
                                                  ---------      ----------
             Total revenues                           7,864           7,866
                                                  ---------      ----------

  Cost and expenses:

     Cost of services, products and development        4,655           4,304
     Sales and marketing                               2,157           2,493
     General and administrative                        1,727           1,456
                                                  ----------      ----------

             Total costs and expenses                  8,539           8,253
                                                  ----------      ----------

  Income (loss) from operations                         (675)           (387)

  Other income (expenses) - net                          (14)              7

                                                  ----------      ----------

  Income (loss) before tax                              (689)           (380)

  Less provision (benefit) for income taxes             (240)           (153)
                                                  ----------      ----------

  Net income (loss)                               $     (449)     $     (227)
                                                  ==========      ==========

  Basic net income (loss) per common share            ($0.11)         ($0.05)
                                                  ==========      ==========

  Basic weighted average common shares                 3,947           4,158
                                                  ==========      ==========

  Diluted net income per common share                 N/A             N/A
                                                  =========       ==========

  Diluted weighted average common shares              N/A             N/A
                                                  =========       ==========

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED JULY 31
                       (Dollars in thousands, unaudited)

                                                                           1997             1998
                                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                     $ (449)         $  (227)
     Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                          584              524
       Barter activity                                                        (68)               -
       Deferred tax credit                                                      -             (153)
       Other                                                                   31              (31)
       Net changes in other assets and liabilities, net of acquisitions:
          Accounts receivable                                               1,786             (117)
          Inventory                                                           (82)             (49)
          Other current assets                                               (190)              47
          Prepaid direct mail                                                  84             (342)
          Deferred courseware                                                (268)            (146)
          Other assets                                                       (271)            (391)
          Accounts payable                                                   (127)             (84)
          Accrued expenses                                                     52             (899)
          Deferred revenue                                                   (886)             381
                                                                           ------          -------
             Net cash from (used) in operating activities                     196           (1,487)
                                                                           ------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (598)            (225)
                                                                           ------          -------
             Net cash used in investing activities                           (598)            (225)
                                                                           ------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock - net                              81                -
     Proceeds from borrowings under line of credit - net                      445              975
     Repayments of notes payable                                              (60)             (67)
     Payments of capital lease obligations                                    (19)             (17)
                                                                           ------          -------
             Net cash provided by financing activities                        447              891
                                                                           ------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           45             (821)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                948            1,498
                                                                           ------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  993          $   677
                                                                           ======          =======


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

The results of operations for the three months ended July 31, 1998, are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended April 30, 1998, and the notes thereto.

The Company has reclassified certain 1998 fiscal year accounts to conform to current year presentation.

NOTE II. - DEBT

On January 5, 1997, the Company issued a three-year term note to a bank in the amount of $600,000, bearing interest at 9.25% per year, secured by certain of Wave's equipment. The Company's operating line of credit is with the same bank, in the amount of $2,500,000, and was renewed on September 1, 1998. It bears interest at the bank's prime rate and is secured by the Company's accounts receivable, inventory and equipment. The Chairman of the Board of the bank is a member of the Board of Directors of the Company.


NOTE III. - EARNINGS PER SHARE

In the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128).

In accordance with FAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

NOTE IV.-REPORTING COMPREHENSIVE INCOME

Effective May 1, 1998, Wave adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statement. Comprehensive income includes all non-shareowner changes in equity and for Wave consists of net income and foreign currency translation adjustments. Total comprehensive income for the three months ended July 31, 1997 and 1998 was:

                                   Three Months Ended
                                        July 31,
                                   ------------------
                                    1997      1998

Net loss                           $(449)     $(227)
Other comprehensive gain (loss)       31        (35)
                                   ------     ------
Total comprehensive loss           $(418)     $(262)

NOTE V.-DISCLOSURE ABOUT SEGMENTS

Effective May 1, 1998, Wave adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for defining operating segments and reporting information about operating segments in financial statements. It also establishes standards for related disclosure about products, geographic areas and major customers. FAS 131 is not required to be applied to interim financial statements in the year of adoption, but will be applied to Wave's annual financial statements for the fiscal year ending April 30, 1999.


Item 2. Management's Discussion and Analysis or Plan of Operations.

                                    Overview

  The Company designs, develops and delivers technical training programs addressing the Internet, data communications, networking, and client/server computing technologies. Wave delivers these products and services through instructor-led courses, informational seminars and published products and the Internet. The Company markets its courses and published products to management information professionals, systems integrators, value-added resellers and others with systems management responsibilities.

  The Company delivers its instructor-led training through eleven Company-owned facilities in the United States and two centers in the United Kingdom. The Company increasingly sells training solutions utilizing a mix of multi-media published materials and live training. Wave has developed both domestic and international distribution channels for its products.

                 Three Months Ended July 31, 1998 Compared To
                       Three Months Ended July 31, 1997

  Total revenues increased slightly, by $2,000 in the quarter ended July 31, 1998, to $7,866,000 from $7,864,000 in the same quarter in fiscal 1998. International revenues accounted for approximately 30% of Wave's total revenues in the quarter ended July 31, 1998, compared to 23% in the same quarter in fiscal 1998. While revenues remained relatively flat from the same period last year, Wave did see an increase in sales, reflected in higher deferred revenues to be recognized over the next several months.

  Publishing revenues increased $694,000, or 20%, from $3,439,000 for the fiscal 1998 quarter to $4,133,000, and increased as a percentage of total revenues to 53% from 44% in the same quarter in fiscal 1998. Most of this growth related to increased sales by Wave's international distributors.

  Instructor-led training ("ILT") revenues decreased $247,000, or 8%, from the same quarter in fiscal 1998, and decreased as a percentage of total revenues to 36%, compared to 39% in the same quarter of the prior year. Domestic ILT revenues decreased $102,000, or 5%, and international ILT revenues decreased $145,000, or 16% partially as the result of the Company's transition to its new "boot camp" format, which was implemented in the current quarter. Typically, when Wave announces a new program, many ILT customers delay attendance until the new courses become available. In addition, in prior quarters the Company shifted its emphasis from direct mail to corporate sales which took longer to consummate than anticipated, and negatively impacted ILT sales.

  Custom solutions revenues decreased $446,000, or 32%, from the same period in fiscal 1998, and decreased as a percentage of total revenues to 12%, compared to 18% in the first quarter of fiscal 1998. Custom solutions revenues were impacted by the Company's decision to discontinue its participation in the GTE University program, as well as a decline in other programs during the quarter. Custom solutions revenues in any particular quarter can be significantly affected by the timing of such services.

  Cost of services, products and development decreased $351,000, or 8%, in the quarter ended July 31, 1998, to $4,304,000, and decreased as a percentage of total revenues to 55% from 59% in the same quarter in fiscal 1998.

Domestic cost of services, products and development decreased by $405,000, or 10%, International cost of services, products and development increased $54,000 for expenditures related to the second London training center, which opened during fiscal 1998. Salaries, commissions, and related payroll costs represented the most significant decrease, $582,000, or 27%, as cost-cutting measures implemented by the Company late in fiscal 1998 took effect. Wave also reduced employee-related travel expenses in the quarter, by $118,000, or 49%. These decreases were partially offset by a $96,000 increase in amortization of development costs, a $47,000 increase in license amortization expense for materials licensed from QA Ltd. and a $116,000 increase in rental expense related to the opening of the new training center in London, the renewal of two domestic training center leases and the expansion of two domestic training centers.

  Total sales and marketing expenses for the quarter ended July 31, 1998, increased $336,000, or 16%, to $2,493,000, from the same quarter in fiscal 1998, and increased as a percentage of total revenues, to 32% from 27%. International sales and marketing expenses increased by $234,000, or 46%, while domestic sales and marketing expenses increased slightly, by $102,000, or 6%. Total sales and marketing payroll expenses increased by $456,000, including a $224,000 increase in international sales and marketing payroll costs representing increased bonuses and commissions related to the increased international distribution revenues. Direct mail expenses, which are capitalized and amortized over six months, decreased $120,000 over the same period last year, as Wave scaled back its direct marketing initiatives during fiscal 1998, while the Company refocused its direct mail program. As discussed below, Wave revised and significantly expanded its direct mail campaign and expects these expenses to increase over the next several quarters. Advertising and promotional expenses also decreased, by $55,000, or 22%, as the Company shifted its focus during the quarter back to the direct mail program.

  General and administrative expenses for the quarter ended July 31, 1998, decreased $271,000 or 16% to $1,456,000, from the same quarter in fiscal 1998, and decreased as a percentage of revenues, to 16% from 22%. Payroll-related expenses decreased $142,000 or 23%, from the same period in fiscal 1998 as the Company implemented plans to reduce administrative cost. Depreciation expense decreased by $102,000, or 25%, as computer equipment purchased in fiscal 1995, when the Company moved into its new headquarters and completed its initial public offering, became fully depreciated in fiscal 1998.

  The Company recognized a net loss of $227,000, or $0.05 per share, for the first quarter of fiscal 1998, compared to a net loss of $449,000, or $0.11per share for the quarter ended July 31, 1997.

                        Liquidity and Capital Resources

  The Company's net cash balance at July 31, 1998, was $677,000, compared to $1,498,000 at April 30, 1998. Total accounts receivable increased slightly, by $117,000, or 2% at July 31, 1998. Wave reduced accounts payable, by $84,000, from $2,480,000 at April 30, 1998 to $2,396,000 at July 31, 1998. Net property, plant and equipment decreased by $199,000. Gross property, plant and equipment increased by $214,000 while accumulated depreciation increased $413,000. Other assets increased by $445,000, primarily to reflect a license agreement valued at $375,000. Accrued expenses decreased $899,000, or 38%, at July 31, 1998, compared to April 30, 1998, due to the payment of $498,000 of alternative minimum taxes and income taxes accrued and the payment of $366,000 of accrued expenses related to the GTE contract.

  As Wave invested in revitalizing its direct mail program, prepaid direct mail increased by $342,000, or 84% at July 31, 1998, compared to April 30, 1998. As noted above, the Company anticipates that this will continue to grow over the next two quarters as Wave continues to increase spending in this area. While prepaid advertising appears as an asset on the balance sheet, that amount will be expensed over the following six months. Similarly, deferred revenue is booked as a liability, but the $4,396,000 in deferred revenue at July 31, 1998, will be recognized as revenues over the next twelve months. This amount represents an $449,000 increase in deferred revenue from the 1998 fiscal year end and a $1,118,000 increase from July 31, 1997, as the result of Wave's intensified direct mail campaign begun during the quarter.

  Wave had drawn $975,000 on its line of credit at quarter end, compared to no balance at the end of fiscal 1998. The Company had overnight borrowing balances on the line 15 times during the first quarter of fiscal 1999, compared to 37 times during the same quarter in fiscal 1998.

  Wave believes that cash generated from operations, together with existing cash balances, and its available credit line, should be sufficient to satisfy the Company's cash requirements for the foreseeable future. The Company also plans to consider additional equipment leasing alternatives to fund acquisition of updated hardware and software.

Year 2000

  The Company is performing an analysis of its systems and continuing to work with its software vendors to determine the impact of Year 2000 issues on its operations. Management believes that Year 2000-compliant upgrades are available for all of its programs at minimal costs. Although the Company's vendors have indicated that Year 2000-compliant upgrades are available, in the event that such upgrades are not compatible with existing hardware or software, or are not fully compliant, Wave believes that it can complete all internal functions manually, including order entry, class registration and scheduling, accounting and financial reporting, although this would involve additional employee time and effort, and might delay completion of certain internal reports. If broad interruption of telephone, banking, air travel or similar services or utilities were to occur, however, this would have a material adverse effect on the Company's operations, as it would interfere with customers' abilities to place and pay for orders, and the Company's ability to ship publishing materials to its customers, and to fulfill customers' training requirements.


Forward - Looking Statements

  Certain forward-looking statements are included in this Form 10-QSB. They use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in the market acceptance of Wave's integrated program, market delays related to anticipated or new releases of NetWare5 and NT5, the speed and success of new direct mail initiatives, global and local business and economic conditions, legislation and governmental regulations, competition, the Company's ability to effectively maintain and update its product portfolio, shifts in technology, political or economic instability in local markets, weather-related issues significantly affecting attendance at training centers, and currency and exchange rates.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     3.1  Articles of Incorporation, as amended and restated (filed as Exhibit
          3.1 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

     3.2 Restated Bylaws, as amended (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, and incorporated herein by reference)

     4.1 Specimen Stock Certificate (filed as Exhibit 4.1 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

    10.1 Employment Agreement dated June 25, 1998, between Registrant and J. Michael Bowles (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, and incorporated herein by reference)

    10.2 Service Agreement dated June 1, 1994, by and between Registrant and John A. Kirkham (filed as Exhibit 10.2 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

    10.3 Amended and Restated 1993 Stock Option Plan (filed as Exhibit 10.3 to Registrant's Registration Statement on Form SB-2 (File No. 33-80556) and incorporated herein by reference)

  10.4 Wave Technologies International, Inc. Outside Directors Stock Option Plan (filed as Exhibit 10.4 to Registrant's annual report on Form 10-KSB for the fiscal year ended April 30, 1995, and incorporated herein by reference)

  10.5 Distribution Agreement between Registrant and Ingram Micro, Inc., dated April 19, 1997 (filed as exhibit 10.8 to Registrant's annual report on Form 10-KSB for the fiscal year ended April 30, 1995, and incorporated herein by reference)

  10.6 $2,500,000 Promissory Note to Commerce Bank, National Association, dated September 1, 1998

  10.7 General Loan and Security Agreement between Commerce Bank, National Association, and Registrant, dated as of August 31, 1995 (filed as
          Exhibit 10.15 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended October 31, 1995, and incorporated herein by reference)

  10.8 First Amendment to General Loan and Security Agreement, dated as of January 5, 1997, between The Registrant and Commerce Bank, National Association (filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1997, and incorporated herein by reference)

  10.9 $600,000 Note dated January 5, 1997, to Commerce Bank, National Association (filed as Exhibit 10.14 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended January 31, 1997 and incorporated herein by reference)

  10.10   Wave Technologies International, Inc. 1995 Stock Option Plan (filed as
          Exhibit 4.3 to Registrant's Registration Statement on Form S-8 (File No. 33-98462) and incorporated herein by reference)

  10.11 Second Amendment to General Loan and Security Agreement between Registrant and Commerce Bank, National Association, dated as of September 1, 1997 (filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997, and incorporated herein by reference)

  10.12 Waveware License Agreement between Registrant and SHL Systemhouse Corp., dated as of January 30, 1997 (filed as Exhibit 10.19 to Registrant's Quarterly Report on Form 10Q-SB for the quarter ended January 31, 1997 and incorporated herein by reference)

  10.13 Courseware License Agreement effective as of July 31, 1998, between Registrant and International Business Machines Corporation (filed as
          Exhibit 10.17 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997 and incorporated herein by reference)

  10.14   Wave Technologies International, Inc. 1997 Stock Option Plan (filed as
          Exhibit 10.14 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997 and incorporated herein by reference)

  10.15 Asset Purchase and License Agreement by and among QA Training, Inc., QA Training, Ltd. and Registrant dated as of January 22, 1998 (filed as Exhibit 10.15 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1998 and incorporated herein by reference)

  10.16 Wave Distribution Agreement between Registrant and QA Training, Ltd., dated as of January 22, 1998. (filed as Exhibit 10.16 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1998, and incorporated herein by reference)

  10.17 Third Amendment to General Loan and Security Agreement, dated as of August 8, 1998, between Registrant and Commerce Bank, National Association

  27      Financial Data Schedule

(b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the fiscal quarter ended July 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Wave Technologies International, Inc.



Dated:  September 11, 1998  By:          /s/ J. Michael Bowles
                                ---------------------------------------------
                                J. Michael Bowles, Chief Financial Officer
                                (Principal Accounting and Financial Officer and Duly Authorized Officer)