Form 10-Q/A
period 1998-07-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1998-12-10
CIK 925869

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-Q/A

                                  Amendment 1

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  July 31, 1998
                                                 -------------
                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              Commission file number                      0-24454


                     Wave Technologies International, Inc.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Missouri                              43-1481443
    -----------------------------------------------------------------------
         (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)              Identification No.)


       10845 Olive Boulevard, Suite 250, Saint Louis, Missouri      63141
    -----------------------------------------------------------------------
             (Address of principal executive offices and zip code)


                                 (314) 995-5767
   -----------------------------------------------------------------------
               (Registrant's telephone number, including area code)


                                      N/A
   -----------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]   No  [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The issuer had 4,158.311 shares of common stock, par value $.50, outstanding as of September 9, 1998.

                         PART I - FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

                Not Applicable.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Wave Technologies International, Inc.



Dated: December 10, 1998       By:          /s/ J. Michael Bowles
                                   --------------------------------------------
                                   J. Michael Bowles, Chief Financial Officer
                                   (Principal Accounting and Financial
                                   Officer and Duly Authorized Officer)