Form 10-Q
period 1998-10-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1998-12-11
CIK 925869

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended            October 31, 1998
                                      ------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
For the transition period from .................... to ......................

                        Commission file number: 0-24454
                                                -------

                     Wave Technologies International, Inc.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Missouri                         43-1481443
       -----------------------------------------------------------------
       (State or other jurisdiction    (IRS Employer Identification No.)
             of incorporation)

         10845 Olive Boulevard, Suite 250, Saint Louis, Missouri 63141
       -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (314) 995-5767
       -----------------------------------------------------------------
              (Registrant's telephone number including area code)

                                      N/A
       -----------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   Yes   X     No
                                       -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The issuer had 4,158,311 shares of common stock, par value $.50, outstanding as of December 4, 1998.

                       --------------------------------

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.


                               Table of Contents
                       Form 10-Q for the Quarterly Period
                             Ended October 31, 1998



PART I        FINANCIAL INFORMATION                                         Page
------        ---------------------                                         ----
Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets at October 31, 1998, and            3
              April 30, 1998

              Consolidated Statements of Operations for the                   4
              three and six months ended October 31, 1998 and 1997

              Consolidated Statements of Cash Flows for the                   5
              six months ended October 31, 1998 and 1997

              Notes to Consolidated Financial Statements                      6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       7

Item 3.       Quantitative and Qualitative Disclosures about Market Risk     10

PART II       OTHER INFORMATION
-------       -----------------

Item 4.       Submission of Matters to a Vote of Security Holders            10

Item 6.       Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                   11

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, unaudited)


                                                                  30-Apr           31-Oct
                                                                   1998             1998
                                                                  -------          -------
                      ASSETS
----------------------------------------------------
Current assets:
    Cash and cash equivalents                                     $ 1,498          $   831
    Accounts receivable (less allowance of $397 and
        $398, respectively)                                         7,262            9,716
    Inventory                                                         905              959
    Prepaid expenses                                                  680              926
                                                                  -------          -------
            Total current assets                                   10,345           12,432

Property, plant & equipment - net                                   3,366            3,050
Prepaid direct mail cost                                              408            1,040
Deferred courseware                                                 2,124            2,283
Other assets                                                        2,053            2,179
                                                                  -------          -------
    Total assets                                                  $18,296          $20,984
                                                                  =======          =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------

Current liabilities:
    Accounts payable                                              $ 2,480          $ 3,131
    Accrued expenses                                                2,347            1,900
    Deferred revenue                                                3,947            5,106
    Bank line-of-credit                                                -             1,500
    Current portion of long-term debt and capital lease
    obligations:
         Related party                                                163               37
         Other                                                         56               57
                                                                  -------          -------
            Total current liabilities                               8,993           11,731

Long-term debt:
  Related party                                                        -                -
  Other                                                                41                9

Accrued rent liability                                                347              294

Common shareholders' equity:
  Common stock, $.50 par value, authorized 20,000,000 shares;
    issued, 3,933,459 and 4,158,311 shares; outstanding,
    3,933,459 and 4,158,311 shares                                  2,079            2,079
  Less treasury stock, at cost (7,357 shares)                         (15)             (15)
  Additional paid-in capital                                        8,083            8,083
  Accumulated deficit                                              (1,355)          (1,334)
  Cumulative translation adjustment                                   123              137
                                                                  -------          -------
            Total common shareholders' equity                       8,915            8,950
                                                                  -------          -------
    Total liabilities and shareholders' equity                    $18,296          $20,984
                                                                  =======          =======

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share, unaudited)



                                                      Three Months Ended         Six Months Ended
                                                          October 31                October 31
                                                      -------------------        -----------------
                                                       1997         1998          1997       1998
                                                      ------       ------        ------    -------
  Revenues:

     Publishing                                       $5,005       $5,225       $ 8,444    $ 9,358
     Instructor-led training                           2,959        4,365         6,006      7,165
     Custom solutions                                  1,424          321         2,802      1,254
                                                      ------       ------        ------    -------

             Total revenues                            9,388        9,911        17,252     17,777
                                                      ------       ------       -------    -------



  Cost and expenses:

     Cost of services, products and development        4,439        5,256         9,094      9,561
     Sales and marketing                               2,114        2,676         4,271      5,169
     General and administrative                        1,575        1,535         3,302      2,991
                                                      ------       ------       -------    -------

             Total costs and expenses                  8,128        9,467        16,667     17,721
                                                      ------       ------       -------    -------

  Income from operations                               1,260          444           585         56

  Other income (expenses) - net                          (36)         (28)          (50)       (21)
                                                      ------       ------       -------    -------

  Income before tax                                    1,224          416           535         35

  Less provision for income taxes                        428          168           189         14
                                                      ------       ------       -------    -------

  Net income                                          $  796       $  248       $   346    $    21
                                                      ======       ======       =======    =======

  Basic net income per common share                   $ 0.20       $ 0.06       $  0.09    $  0.01
                                                      ======       ======       =======    =======

  Basic weighted average common shares                 3,968        4,158         3,957      4,158
                                                      ======       ======       =======    =======

  Diluted net income per common share                 $ 0.20       $ 0.06       $  0.09    $  0.01
                                                      ======       ======       =======    =======

  Diluted weighted average common shares               4,069        4,163         4,035      4,166
                                                      ======       ======       =======    =======

                                        WAVE TECHNOLOGIES INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              SIX MONTHS ENDED OCTOBER 31
                                          (Dollars in thousands, unaudited)

                                                                               1997          1998
                                                                            ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                              $      346    $       21
    Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                             1,195         1,096
       Barter activity                                                            (178)            -
       Other                                                                        49            14
       Net changes in other assets and liabilities, net of acquisitions:
          Accounts receivable                                                      360        (2,454)
          Inventory                                                               (204)          (54)
          Other current assets                                                    (424)         (246)
          Prepaid direct mail                                                     (191)         (632)
          Deferred courseware                                                     (515)         (159)
          Other assets                                                             159          (373)
          Accounts payable                                                        (380)          651
          Accrued expenses                                                          65          (447)
          Deferred revenue                                                        (524)        1,106
                                                                            ----------    ----------
             Net cash from (used) in operating activities                         (242)       (1,477)
                                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                        (1,130)         (532)
                                                                            ----------    ----------
             Net cash used in investing activities                              (1,130)         (532)
                                                                            ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock - net                                   154             -
    Proceeds from borrowings under line of credit - net                          1,195         1,500
    Repayments of notes payable                                                   (122)         (127)
    Payments of capital lease obligations                                          (37)          (31)
                                                                            ----------    ----------
             Net cash provided by financing activities                           1,190         1,342
                                                                            ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (182)         (667)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     948         1,498
                                                                            ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $      766    $      831
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

The results of operations for the six months ended October 31, 1998, are not necessarily indicative of the results of operations for the full year.

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

NOTE III. - EARNINGS PER SHARE

In the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share (FAS 128). In accordance with FAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

NOTE IV. - REPORTING COMPREHENSIVE INCOME

Effective May 1, 1998, Wave adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statement. Comprehensive income includes all non-shareowner changes in equity and for Wave consists of net income and foreign currency translation adjustments. Total comprehensive income for the three and six months ended October 31, 1997 and 1998 was:

                                Three Months Ended           Six Months Ended
                                    October 31,                October 31,
                                ------------------           ----------------
                                1997          1998           1997        1998
                                  (in thousands)              (in thousands)
Net income                      $796          $248           $346         $21
Other comprehensive gain          18            45             49          14
                                ----          ----           ----         ---

Total comprehensive income      $814          $293           $395         $35

NOTE V. - DISCLOSURE ABOUT SEGMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

     The Company delivers its instructor-led training through eleven Company-owned facilities in the United States and two centers in the United Kingdom. The Company increasingly markets and sells training solutions utilizing a mix of multi-media published materials and live training. Wave has developed both domestic and international distribution channels for its products.

                Three Months Ended October 31, 1998 Compared To
                      Three Months Ended October 31, 1997

     Total revenues increased $523,000, or 6%, in the quarter ended October 31, 1998, to $9,911,000 from $9,388,000 in the same quarter in fiscal 1998, and increased $2,045,000, or 26%, over total revenues for the first fiscal 1999 quarter. The increase in revenues included a $676,000 increase in international revenues. International revenues accounted for approximately 24% of Wave's total revenues in the quarter ended October 31, 1998, compared to 18% of total revenues in the same quarter in fiscal 1998, and 30% in the first quarter of fiscal 1999. Revenues for the quarter ended October 31, 1997, included $1,000,000 in non-recurring license fees from distribution and licensing agreements with IBM.

     Publishing revenues increased $220,000, or 4%, from $5,005,000 to $5,225,000, and remained stable as a percentage of total revenues, at 53%, compared to the second quarter in fiscal 1998. Domestic publishing revenues during the second quarter of fiscal 1998 included the non-recurring IBM license fees which were replaced with $400,000 of other domestic licensing fees and sales of published products bundled with live training. In addition, international publishing revenues increased $544,000, largely from sales of "Camp Wave boot camp" programs and sales to international distributors.

     Instructor-led training ("ILT") revenues increased 48% to $4,365,000 from $2,958,000 in the same quarter in fiscal 1998, and increased as a percentage of total revenues, to 44% from 32%. The increase related to classroom and Internet components of the Camp Wave boot camp programs and sales for courses acquired as part of the QA acquisition. Microsoft courses accounted for 57% of ILT revenues for the quarter ended October 31, 1998 compared to 66% for the second quarter of fiscal 1998. International ILT revenues increased $94,000, or 11% compared to the same quarter in fiscal 1998. The rapid growth in domestic ILT revenues was not reflected in international ILT sales, due to delays in deploying the Camp Wave boot camps in the Company's London centers.

     The Company recognized $1,435,000 in revenues for the Camp Wave boot camps, $590,000 in revenues for Club Wave sales and $676,000 for corporate Club Wave sales in the quarter ended October 31, 1998. Deferred revenue for Camp Wave was $2,274,000, and for Club Wave and corporate Club Wave was $1,965,000 as of the end of the quarter. Total deferred revenue was $5,106,000 as of that date.
This compares to total deferred revenue at April 30, 1998 of $3,947,000, and to total deferred revenue at July 31, 1998, the end of the first fiscal quarter, of $4,396,000. Deferred revenue reflects completed sales by the Company, where the Company has recognized the cost of selling and order execution, so that Wave carries limited ongoing operating expenses to fulfill these additional sales and recognize the related revenue.

     Custom solutions revenues decreased dramatically, by $1,104,000 or 77% from the same period in fiscal 1998, and represented 3% of total revenues, compared to 15% in the second quarter of fiscal 1998. In early summer of 1998, the Company determined not to continue its participation in the GTE University program. While this program made a significant contribution to Wave's custom solutions revenues, margins from GTE University sales were well below those for the rest of the Company. Wave determined that the resources to support the GTE program, as well as certain other custom solutions services, including the TSW program and WaveSource, could be more effectively deployed in other areas.

     Cost of services, products and development increased $817,000, or 18%, in the quarter ended October 31, 1998, to $5,256,000, and increased as a percentage of total revenues to 53% from 47% in the same quarter in fiscal 1998. The Company experienced significant increases in material costs, of $408,000, or 59%, including approximately $200,000 for testing-related materials for the Camp Wave boot camps. The remaining material cost increase and an increase in shipping and freight expenses, of $87,000, supported the significant increase in published product sales (net of the non-recurring IBM license fees in the second quarter of fiscal 1998). Outside contractor expenses also increased by $182,000 for outside trainers to meet the demand for the Camp Wave boot camps. Rent expense increased $104,000, or 26%, largely for scheduled increases in rents for the domestic training centers, as well as for larger training space at a few of the domestic centers. Wave also incurred $100,000 for outside facilities rental, in connection with its arrangement with Caliber Learning Network to use Caliber's training facilities to deliver instructor-led training programs. The Company incurred $94,000 for license amortization expenses related to materials licensed as part of the QA acquisition, and for materials licensed from an outside source, rather than being developed internally. Expenses related to NAEC fees and search fees for trainers also increased $48,000. These increases were partially offset by a $217,000, or 40%, decrease in expenses related to delivery of customs solutions services, as a result of the termination of the GTE University business. In addition, the Company reported a $67,000 decrease in payroll related expenses, and a $38,000 decrease in employee travel expenses.

     Sales and marketing expenses for the quarter ended October 31, 1998, increased $562,000, or 27%, to $2,676,000, from the same quarter in fiscal 1998, and increased as a percentage of total revenues, to 27% compared to 23%. The increase as a percentage of revenues reflects the fact that a significant portion of Wave's recent sales are included in deferred revenue. The largest single variance in sales and marketing expenses was a $243,000, or 52%, increase in direct mail expenses, for the Company's renewed direct mail program begun several months earlier. As part of that program, print and other advertising expenses also increased $142,000, or 69%, including a $100,000 increased for international marketing. Payroll-related expenses increased $75,000, or 6%, and employee travel-related expenses increased $92,000, or 124%, largely related to the reorganization of the Company's field sales force.

     General and administrative expenses decreased $40,000, or 3%, to $1,535,000 for the second quarter of fiscal 1998, and decreased as a percentage of total revenues to 15% from 17% in the same quarter in fiscal 1998. Increases in payroll and travel-related expenses of $32,300 and $26,000, respectively, and a $51,000 increase in consulting fees related to employee search and testing were offset by a $120,000, or 31%, decrease in depreciation expense, and by decreases in telephone and miscellaneous expenses.

     Quarterly income before taxes was $416,000, compared to $1,224,000 for the second quarter of fiscal 1998. Wave expensed $168,000 for income taxes for the quarter, compared to $428,000 in the same period in fiscal 1998. The Company's net income of $248,000, or $.06 per share, for the second quarter of fiscal 1998, compared to net income of $796,000, or $.20 per share, in the quarter ended October 31, 1997, and to a net loss of $227,000, or $.05 per share, for the first quarter of fiscal 1998.

                   Six Months Ended October 31, 1998 Compared
                      To Six Months Ended October 31, 1997

     Total revenues increased $525,000, or 3%, in the six months ended October 31, 1998, to $17,777,000 from $17,252,000 in the same period in fiscal 1998.
Publishing revenues increased $915,000 or 11%, to $9,358,000 from $8,444,000, and increased as a percentage of total revenues, to 53% from 49% in the first six months of fiscal 1998. Instructor-led training revenues increased $1,160,000, or 19%, to $7,165,000, and increased as a percentage of total revenues to 40% from 35%. Custom solutions revenues decreased dramatically, by $1,550,000, or 55%, to $1,254,000 for the first six months of fiscal 1999, and decreased as a percentage of total revenues to 7%, compared to 16% in the fiscal 1998 period, as the result of Wave's reallocation of its custom solutions resources described above.

     International sales increased 33% from the first six months of fiscal 1998, to $4,726,000, and increased as a percentage of total revenues, to 27% from 20%. International publishing revenues for the six-month period were $2,996,000, or 32% of total publishing revenues, compared to $1,808,000, or 21%, in the same period in the prior fiscal year. International ILT revenues were $1,691,000, or 24%, of total ILT revenues, for the first six months of fiscal 1999, compared to $1,743,000, or 29%, of total ILT revenues for the same period in the prior year, as the growth in international ILT revenues did not entirely compensate for the decrease in the first quarter of fiscal 1999.

     Cost of services, products and development increased $467,000 or 5%, in the six months ended October 31, 1998, to $9,561,000, and increased slightly as a percentage of total revenues, to 54% in the current period, compared to 53% in the fiscal 1998 period. Domestic cost of services, products and development increased slightly by $221,000, or 3%. Wave significantly reduced domestic expenses in several areas with a focussed effort on cost controls. The Company decreased domestic payroll expenses by $494,000 or 15%, decreased employee travel-related expense by $152,000, and decreased miscellaneous expenses by $83,000, or 32%. Depreciation expense decreased $72,000, or 30%, as the Company leased new computer equipment rather than purchasing the items, and domestic royalty expenses declined $56,000, to $1,000, as sales of products incorporating certain licensed materials declined. Expenses related to provision of custom solutions services also decreased by $500,000, as the result of the elimination of certain custom solutions programs. These cost savings were offset by a $317,000 increase in costs related to the use of outside contractors to deliver instructor-led training for courses acquired as part of the QA acquisition, and a 31%, or $296,000, increase in material costs, related to sales of the Camp Wave boot camp products. Capitalization of Company-wide current period development costs decreased $229,000, as a result of the decrease in payroll costs. In addition, amortization of previously capitalized development costs increased $156,000 compared to the same period of the prior year. Domestic rent expense increased $167,000, or 24%, as a result of higher lease rates and expanded domestic classroom space in some domestic training centers. Wave also incurred additional outside facilities rental expenses of $100,000 for its program with Caliber Learning Network. The Company incurred an additional $141,000 of license amortization expenses for QA materials and items licensed from other third parties. International material costs increased $104,000, or 27%, to support increased published product sales. International royalty fees increased $115,000, from $14,000 to $129,000 for increased sales of royalty-based products. Real estate rental expenses for international properties increased $52,000, or 98%, for Wave's second London training center. These increases were partially offset by a $156,000 decrease in total international employment-related expenses.

     Sales and marketing expenses for the six months ended October 31, 1998, increased $898,000, or 21%, to $5,169,000, and increased as a percentage of total revenues, to 29% from 25%. Domestic sales and marketing payroll-related expense increased $330,000, or 19%, and international payroll expense increased $202,000, or 29%, compared to the first six months of fiscal 1998. Direct mail expenses increased $123,000, or 12%, from the fiscal 1998 six-month period, but remained stable as a percentage of revenues at 6%. Printing and advertising costs also increased, by $126,000, or 23%, as the Company continued its Internet-based and industry publication advertising. Total international sales and marketing expenses increased by $369,000, or 37%, while domestic sales and marketing expenses increased $529,000, or 16%.

     General and administrative expenses decreased $311,000, or 9%, to $2,991,000 for the first six months of fiscal 1999, and decreased as a percentage of total revenues to 17% from 19% in the same period in fiscal 1998. Domestic general and administrative payroll decreased by $126,000, or 16%, and was partially offset by a $21,000 increase in international payroll expense. Telephone expenses decreased $50,000, as the result of Company cost controls. A $223,000, or 28%, decrease in depreciation expense related to the full depreciation of computer equipment purchased in prior fiscal years was partially offset by increases in personnel-related consulting fees of $40,000 and in investor relations expenses of $47,000.

     Pre-tax income was $35,000 for the six months ended October 31, 1998, compared to $535,000 for the same period in fiscal 1998. Net income for the current six-month period was $21,000, compared to net income of $346,000 for the same period in the previous fiscal year. Net income per share was $0.01 for the six months ended October 31, 1998 compared to net income per share of $0.09 for the same period in fiscal 1998.

                        Liquidity and Capital Resources

     The Company's net cash balance at October 31, 1998, was $831,000, compared to $1,498,000 at April 30, 1998. Total accounts receivable increased $2,454,000, or 34% at October 31, 1998. Accounts payable also increased, by $651,000, from $2,480,000 at April 30, 1998 to $3,131,000 at October 31, 1998, but were partially offset by a $447,000 decrease in accrued expenses, due to the payment of accrued income and alternative minimum taxes.

     As Wave continued its renewed direct mail program, prepaid direct mail increased by $632,000, or 155% at October 31, 1998, compared to April 30, 1998. The Company anticipates that this will continue to grow over the next quarter as Wave continues its increased spending in this area. While prepaid advertising appears as an asset on the balance sheet, that amount will be expensed over the following six months. Similarly, deferred revenue is booked as a liability, but the $5,106,000 in deferred revenue at October 31, 1998, will be recognized as revenues over the next twelve months. This amount represents a $1,159,000 increase in deferred revenue from the 1998 fiscal year end and a $710,000 increase from July 31, 1998, as the result of Wave's intensified direct mail campaign begun during the last fiscal quarter.

     Wave had drawn $1,500,000 on its line of credit at quarter end, compared to no balance at the end of fiscal 1998. The Company had overnight borrowing balances on the line continuously during the second quarter of fiscal 1999, compared to 15 times during the first quarter in fiscal 1999.

     Wave intends to seek a $1,000,000 increase in its credit line. Although the Company believes that cash generated from operations, together with existing cash balances, and its available credit line, should be sufficient to satisfy the Company's cash requirements for the remainder of the current quarter, the increased line would provide additional flexibility to finance future revenue growth.

Year 2000

     The Company is performing an analysis of its systems and continuing to work with its software vendors to determine the impact of Year 2000 issues on its operations. Based upon preliminary discussions with its vendors, management believes that Year 2000-compliant upgrades are available for all of its programs at minimal costs, aggregating approximately $160,000 for materials, installation and testing, including $140,000 of estimated internal labor costs. Although the Company's vendors have indicated that Year 2000-compliant upgrades are available, in the event that such upgrades are not compatible with existing hardware or software, or are not fully compliant, Wave believes that it can complete all internal functions manually, including order entry, class registration and scheduling, accounting and financial reporting. This would involve additional employee time and effort, and might delay completion of certain internal reports, and would be estimated to cost $25,000. If broad interruption of telephone, banking, air travel or similar services or utilities were to occur, however, this would have a material adverse effect on the Company's operations, as it would interfere with customers' abilities to place and pay for orders, and the Company's ability to ship publishing materials to its customers, and to fulfill customers' training requirements. The most likely risk for Wave as the result of Year 2000 issues is the potential delay by companies in sending their technology employees to training programs. This could result in a significant decline in revenues for the last calendar quarter of 1999 and the first calendar quarter of 2000, as information technology professionals stay "on call" to deal with their employers' potential Year 2000 problems.

Forward-Looking Statements

     Certain forward-looking statements are included in this Form 10-Q. They use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in the market acceptance of Wave's integrated program, market delays related to anticipated or new releases of Windows 2000 (formally called NT5), the continued effectiveness of direct mail initiatives, global and local business and economic conditions, legislation and governmental regulations, competition, the Company's ability to effectively maintain and update its product portfolio, shifts in technology, political or economic instability in local markets, weather-related issues significantly affecting attendance at training centers, and currency and exchange rates. In addition, as Wave has focussed its core business and Camp Wave boot camps on training for Microsoft's MCSE, the Company's dependence on continued demand for the MCSE certification has increased significantly.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

     Not Applicable

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting of shareholders held on September 9, 1998, the following matters were voted upon:

          1. Election of Robert E. Lefton to serve as a director of the Company until the annual meeting of shareholders in 2001 and until his successor is qualified. The vote was as follows:

          3,235,527 shares in favor
          96,321 shares withheld authority

          2. The appointment of Deloitte & Touche, L.L.P. as independent auditors for the Company for the fiscal year ending April 30, 1999 was approved by the following vote:

          3,247,998 shares in favor
          81,200 shares against
          2,650 shares abstained or broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)       Exhibits:

27        Financial Data Schedule

(b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the fiscal quarter ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Wave Technologies International, Inc.



Dated: December 10, 1998
                            By:   /s/ J. Michael Bowles
                                ------------------------------------------------
                                J. Michael Bowles, Chief Financial Officer
                                (Principal Accounting and Financial Officer and Duly Authorized Officer)