Form 10-Q
period 1999-01-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1999-03-15
CIK 925869

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                   Form 10-Q

 (Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended                    January 31, 1999
                                 ----------------------------------------------

   [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


                Commission file number:                0-24454
                                         ------------------------------

                     Wave Technologies International, Inc.
     --------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Missouri                        43-1481443
     --------------------------------------------------------------------------
    (State or other jurisdiction of incorporation or organization) (IRS Employer
      ID No.)


         10845 Olive Boulevard, Suite 250, Saint Louis, Missouri 63141
     --------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (314) 995-5767
     --------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      N/A
     --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes           X         No
                                   ------------        ------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes _____    No ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The issuer had 4,158,311 shares of common stock, par value $.50, outstanding as of March 9, 1999

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.


                               Table of Contents
                      Form 10-Q for the Quarterly Period
                            Ended January 31, 1999


PART I       FINANCIAL INFORMATION                                       Page
------       ---------------------                                       ----
Item 1.      Financial Statements (Unaudited)

                 Consolidated Balance Sheets at January 31, 1999
                 and April 30, 1998                                         3

                 Consolidated Statements of Operations for the
                 three and nine months ended January 31, 1999 and 1998      4

                 Consolidated Statements of Cash Flows for the
                 nine months ended January 31, 1999 and 1998                5

                 Notes to Consolidated Financial Statements                 6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      7

Item 3.      Quantitative and Qualitative Disclosures about Market Risk    12

PART II      OTHER INFORMATION
-------      -----------------

Item 6.      Exhibits and Reports on Form 8-K                              12


SIGNATURES

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands,  unaudited)

                                                                          April 30     January 31
                                                                            1998          1999
                                                                          --------     ----------
                               ASSETS
-------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                             $ 1,498        $   555
    Accounts receivable (less allowance of $397 and
        $397, respectively)                                                 7,262         11,129
    Inventory                                                                 905            957
    Prepaid expenses                                                          680            923
                                                                          -------        -------
            Total current assets                                           10,345         13,564

Property, plant & equipment - net                                           3,366          2,655
Prepaid direct mail cost                                                      408            692
Deferred courseware                                                         2,124          2,266
Other assets                                                                2,053          2,823
                                                                          -------        -------

    Total assets                                                          $18,296        $22,000
                                                                          =======        =======

               LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                      $ 2,480        $ 2,843
    Accrued expenses                                                        2,347          2,122
    Deferred revenue                                                        3,947          6,032
    Bank line-of-credit                                                       -            1,950
    Current portion of long-term debt and capital lease obligations:
         Related party                                                        163            -
         Other                                                                 56             50
                                                                          -------        -------
            Total current liabilities                                       8,993         12,997

Long-term debt:
  Other                                                                        41              2

Accrued rent liability                                                        347            233

Common shareholders' equity:
  Common stock, $.50 par value, authorized 20,000,000 shares;
    issued, 4,158,311 and 4,158,311 shares; outstanding, 4,150,954
    and 4,150,954 shares                                                    2,079          2,079
  Less treasury stock, at cost (7,357 shares)                                 (15)           (15)
  Additional paid-in capital                                                8,083          8,083
  Accumulated deficit                                                      (1,355)        (1,471)
  Cumulative translation adjustment                                           123             92
                                                                          -------        -------
            Total common shareholders' equity                               8,915          8,768
                                                                          -------        -------

    Total liabilities and shareholders' equity                            $18,296        $22,000
                                                                          =======        =======

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share, unaudited)



                                                     Three Months Ended                     Nine Months Ended
                                                         January 31                             January 31
                                                     ------------------                     ------------------
                                                      1998         1999                    1998           1999
                                                    -------       ------                 -------         -------

  Revenues:

            Publishing                               $ 4,702    $  5,147                  $ 13,146       $ 14,506
            Instructor-led training                    2,442       3,987                     8,448         11,152
            Custom solutions                           2,404          93                     5,207          1,346
                                                     -------     -------                  --------       --------


                    Total revenues                     9,548       9,227                    26,801         27,004
                                                     -------     -------                  --------        -------

  Cost and expenses:

       Cost of services, products and development      5,340       5,086                    14,420         14,646
       Sales and marketing                             2,251       2,887                     6,522          8,056
       General and administrative                      1,651       1,447                     4,968          4,438
                                                      ------     -------                  --------       --------

             Total costs and expenses                  9,242       9,420                    25,910         27,140
                                                     -------     -------                  --------       --------
  Income (loss) from operations                          306        (193)                      891           (136)

  Other income (expenses) - net                          (38)        (36)                      (88)           (57)
                                                     -------     -------                  --------       --------

  Income (loss) before tax                               268        (229)                      803           (193)

  Less provision (benefit) for income taxes               68         (92)                      256            (77)
                                                     -------     -------                  --------       --------

  Net income (loss)                                  $   200    $   (137)                  $    547       $  (116)
                                                     =======     =======                  ========       ========

  Basic net income (loss) per common shares          $  0.05    $  (0.03)                 $   0.14        $ (0.03)
                                                     =======     =======                  ========       ========

  Basic weighted average common shares                 3,995       4,158                     3,969          4,158
                                                     =======     =======                  ========       ========

  Diluted net income per common shares               $  0.05         N/A                  $   0.14            N/A
                                                     =======     =======                  =========      ========

  Diluted weighted average common shares               4,064       4,161                     4,045          4,161
                                                     =======     =======                  ========       ========

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED JANUARY 31
                       (Dollars in thousands, unaudited)

                                                                               1998        1999
                                                                              -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                         $   547     $  (116)
    Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                            1,760       1,757
       Barter activity                                                           (184)         --
       Other                                                                        9         (31)
       Net changes in other assets and liabilities, net of acquisitions:
          Accounts receivable                                                  (1,293)     (3,867)
          Inventory                                                              (334)        (52)
          Other current assets                                                   (443)       (243)
          Prepaid direct mail                                                     (70)       (284)
          Deferred courseware                                                    (505)       (142)
          Other assets                                                            225      (1,163)
          Accounts payable                                                        209         363
          Accrued expenses                                                        188        (225)
          Deferred revenue                                                       (490)      1,971
                                                                              -------     -------

             Net cash from (used) in operating activities                        (381)     (2,032)
                                                                              -------     -------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                       (1,220)       (653)
                                                                              -------     -------

             Net cash used in investing activities                             (1,220)       (653)
                                                                              -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock - net                                  182          --
    Proceeds from borrowings under line of credit - net                         1,424       1,950
    Repayments of notes payable                                                  (199)       (163)
    Payments of capital lease obligations                                         (57)        (45)
                                                                              -------     -------
             Net cash provided by financing activities                          1,350       1,742
                                                                              -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (251)       (943)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    948       1,498
                                                                              -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   697     $   555
                                                                              =======     =======

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

  The results of operations for the nine months ended January 31, 1999, are not necessarily indicative of the results of operations for the full year.

  These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended April 30, 1998, and the notes thereto.

  The Company has reclassified certain 1998 fiscal year amounts to conform to current year presentation.

  In October 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a definition for derivative instruments and requires that all such items be recognized as assets and liabilities on the balance sheet and measured at fair value. Changes in the fair value of the derivative instruments are recognized as a component of either income or comprehensive income, depending on the designated purpose of the derivative. SFAS 133 will be adopted by Wave during the first quarter of the fiscal year beginning on May 1, 2000 and, based on current circumstances, management does not believe the effect of adoption will be material.

  NOTE II. - DEBT

  The Company's operating bank line of credit was renewed on September 1, 1998. In January of 1999, the line was increased from $2,500,000 to $3,500,000. It bears interest at the bank's prime rate and is secured by the Company's accounts receivables, inventory and equipment. The Chairman of the Board of the bank is a member of the Board of Directors of the Company.

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

  NOTE IV.  REPORTING COMPREHENSIVE INCOME

  Effective May 1, 1998, Wave adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all non-shareowner changes in equity and for Wave consists of net income and foreign currency translation adjustments. Total comprehensive income for the three and nine months ended January 31, 1998 and 1999 was:

                                             Three Months                      Nine Months
                                                Ended                             Ended
                                              January 31,                       January 31,
                                        -------------------------        ---------------------------
                                             1998    1999                   1998    1999
                                            (in thousands)                 (in thousands)
Net income (loss)                            $200    $(137)                $547    $(116)
Other comprehensive gain (loss)               (40)     (45)                   9      (31)
                                             ------  -------              ------   -------
Total comprehensive income (loss)            $160    $(182)                $556    $(147)

  NOTE V.  DISCLOSURE ABOUT SEGMENTS

  Effective May 1, 1998, Wave adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for defining operating segments and reporting information about operating segments in financial statements. It also establishes standards for related disclosure about products, geographic areas and major customers. SFAS 131 is not required to be applied to interim financial statements in the year of adoption, but will be applied to Wave's annual financial statements for the fiscal year ending April 30, 1999.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   Overview

     The Company designs, develops and delivers technical training programs addressing the Internet, data communications, networking and client/server computing technologies. Wave delivers these products and services through instructor-led courses, informational seminars, published products and the Internet. The Company markets its courses and published products to management information professionals, systems integrators, value-added resellers and others with systems management responsibilities.

     The Company delivers its instructor-led training through eleven Company-owned facilities in the United States and two centers in the United Kingdom. The Company increasingly sells training solutions utilizing a mix of multi-media published materials and live training. Wave has developed both domestic and international distribution channels for its products.

                Three Months Ended January 31, 1999 Compared To
                      Three Months Ended January 31, 1998

     Total revenues decreased $321,000, or 3%, in the quarter ended January 31, 1999, to $9,227,000 from $9,548,000 in the same quarter in fiscal 1998. Total domestic revenues declined $1,711,000, or 23%, while international revenues increased $1,390,000, or 63%. The domestic decrease related primarily to the discontinuation of the GTE University program, and to a lesser extent, to weather-related issues that reduced the number of training days in the quarter. International revenues accounted for approximately 39% of Wave's total revenues in the quarter ended January 31, 1999, compared to 23% in the same quarter in fiscal 1998.

     Publishing revenues increased by $445,000, or 9%, from $4,702,000 to $5,147,000 and increased as a percentage of total revenues to 56% from 49% in the same quarter in fiscal 1998. Domestic publishing revenues actually decreased, by $544,000 largely as the result of the continued influx of low-cost competitive products in the Microsoft NT area, offered through bookstores and the Internet. The Company added several licensing agreements and distributorships during the quarter, extending the channels for its products. These included new distributors in Canada and the United Kingdom for eCamp Wave (the Company's new Internet instructional program) and other products. Wave anticipates significant revenues from orders placed under these agreements in future periods. The amount of these contracted orders have not been reflected in Wave's revenues or deferred revenues. The net decline in domestic publishing revenues was offset by a $989,000 increase in international publishing revenues, primarily from sales of Wave's "boot camps" and Year 2000 programs.

     ILT revenues increased to $3,987,000 from $2,442,000 in the same quarter in fiscal 1998, and increased as a percentage of total revenues to 43% from 26%. Domestic ILT revenues increased $1,145,000, or 72%, primarily as the result of the Camp Wave boot camp programs. In the quarter ended January 31, 1999, approximately $300,000 of domestic training was rescheduled into subsequent quarters. The Company believes much of this was due to weather-related factors connected with the major snow storms that hit the country in January. International ILT revenues increased $400,000, or 47%, also largely from sales of Wave's "boot camps" and Year 2000 programs

     Custom solutions revenues decreased dramatically, by $2,312,000 or 96% from the same period in fiscal 1998, and represented 1% of total revenues, compared to 25% in the third quarter of fiscal 1998. In early summer of 1998, the Company determined not to continue its participation in the GTE University program. While this program made a significant contribution to Wave's custom solutions revenues, GTE University was not consistent with the Company's overall business plan. Wave determined that the resources to support the GTE program, as well as certain other custom solutions services, including the Technical Solutions Workshops program and WaveSource, could be more effectively deployed in other areas.

     Cost of services, products and development decreased $254,000, or 5%, in the quarter ended January 31, 1999, to $5,086,000, and decreased as a percentage of total revenues to 55% from 56% in the same quarter in fiscal 1998. Cost of services, products and development for the quarter were impacted primarily by a $968,000 decrease in direct out-of-pocket costs related to delivery of custom solutions programs. International costs of goods increased $226,000, or 23%, including a $115,000 increase in royalty fees for reselling a third-party product and a $94,000 increase in payroll-related costs, to support increased sales. Decreases in domestic salaries and related payroll costs were offset by a $239,000 increase in temporary labor costs, for contract trainers used during the quarter, particularly in November of 1998. Expenses in other areas also increased, but were more than offset by the decreases discussed above.

     Sales and marketing expenses for the quarter ended January 31, 1999, increased by $636,000, or 28%, to $2,887,000, from the same quarter in fiscal 1998, and increased as a percentage of total revenues, to 31% from 24%. Direct mail expenses increased $388,000 in connection with Wave's refocussed efforts on direct mail advertising. Printing and advertising expenses also increased by $295,000 or 155%, primarily for a trade show and increases in expenses related to international sales. These increases were partially offset by a decrease in total payroll expense of $75,000, or 5%, compared to the same quarter in fiscal 1998.

     General and administrative expenses decreased $205,000, or 12%, to $1,447,000 for the third quarter of fiscal 1999, and decreased slightly as a percentage of total revenues, to 16%, compared to 17% in the same quarter in fiscal 1998. Individual expense items fluctuated slightly compared to the same quarter last year, with the largest decreases in depreciation, of $82,000, and payroll related expenses, of $76,000.

     Wave's operating loss in the quarter ended January 31, 1999, was $193,000, compared to income from operators in the third quarter of fiscal 1998 of $306,000.

     The Company recognized a net loss of $137,000, or $0.03 per share, for the third quarter of fiscal 1999, compared to net income of $200,000, or $0.05 per share, for the quarter ended January 31, 1998. Fiscal 1999 net loss included an income tax credit of $92,000, because of the operating loss, while net income for the quarter ended January 31, 1998 included a $68,000 income tax provision.

                  Nine Months Ended January 31, 1999 Compared
                     To Nine Months Ended January 31, 1998

     Total revenues increased $203,000 or 1%, in the nine months ended January 31, 1999, to $27,004,000 from $26,801,000 in the same period in fiscal 1998.
  Publishing revenues increased $1,360,000, or 10%, and increased as a percentage of revenues to 54%, compared to 49% for the first nine months of fiscal 1998. Instructor-led training revenues increased $2,705,000, or 32%, to $11,152,000, and increased as a percentage of total revenues to 41% compared to 32% in the first nine months of fiscal 1998. Custom solutions revenues decreased $3,861,000, or 74%, to $1,346,000 for the first nine months of fiscal 1999 and decreased to 5% of total revenues, from 19% in the 1998 period. International sales represented a substantial component of both ILT and publishing revenues. International publishing revenues for the nine-month period were $5,356,000, or 37% of total publishing revenues, compared to 24% in the same period in the prior fiscal year. International ILT revenues were $2,936,000, or 26%, of total ILT revenues, for the first nine months of fiscal 1999, compared to 31% of total ILT revenues, for the same period in the prior year.

     Cost of services, products and development increased $227,000, or 2%, for the nine months ended January 31, 1999, to $14,646,000, and remained stable as a percentage of total revenues, at 54%, compared to the fiscal 1998 period. Increases in rent expenses, facilities and equipment rentals, material costs, royalties for third-party products used in international sales and development expenses were partially offset by decreased costs for custom solutions and decreases in domestic personnel related expenses.

     Sales and marketing expenses for the nine months ended January 31, 1999, increased $1,534,000, or 24%, to $8,056,000, and increased as a percentage of revenues, to 30% from 24% in the prior year. Total payroll and related expenses for sales and marketing increased by $430,000, or 11%, during the first nine months of fiscal 1999. Direct mail expenses increased by $442,000, or 26%, from the fiscal 1998 nine-month period, while advertising, printing and promotional expenses increased $490,000, or 75%, for trade show and international expenses. International sales and marketing expenses increased by $514,000, or 31%. While the Company has had a strong corresponding growth in ILT and published products billings, many orders remain as deferred revenues.

     General and administrative expenses decreased by $530,000, or 11%, for the first nine months of fiscal 1999, and decreased as a percentage of total revenues to 16% from 19% in the same period in fiscal 1998. Depreciation expense decreased $324,000, or 27%, as older equipment was fully depreciated and the Company shifted to leased rather than purchased equipment. General and administrative payroll related expenses decreased $215,000 or 13%. These decreases were partially offset by increases in professional fees, real estate and equipment rental and investor relations expenses.

     Wave had a provision for income taxes of $256,000 in fiscal 1998, while the Company recognized an income tax credit of $77,000 in the period ended January 31, 1999.

     The Company recognized a net loss for the current nine-month period of $116,000, compared to net income of $547,000 for the same period in the previous fiscal year. The Company's loss per share was $0.03 for the nine months ended January 31, 1999 compared to net income of $0.14 per share for the same period in fiscal 1998.


                        Liquidity and Capital Resources

     The Company's net cash balance at January 31, 1999, was $555,000, compared to $1,498,000 at April 30, 1998. Total accounts receivable increased by $3,867,000, to $11,129,000, primarily as the result of payment terms on large licensing agreements and the disproportionate amount of quarterly revenues recognized in January. Prepaid expenses increased $923,000 from $680,000 at April 30, 1998, largely for agreements to lease classroom facilities in various United States cities to perform Wave's MCSE "boot camps." Accounts payable and accrued expenses increased slightly, by $138,000, or 3%, to a total of $4,965,000.

     Total deferred revenue was $6,032,000 as of the end of the quarter. This compares to total deferred revenue at April 30, 1998 of $3,947,000, and to total deferred revenue at

  October 31, 1998, the end of the second fiscal quarter, of $5,106,000. Deferred revenue reflects completed sales by the Company, where the Company has recognized the cost of selling and order execution, so that Wave carries limited ongoing operating expenses to fulfill these additional sales and recognize the related revenue.

     Wave had drawn $1,950,000 on the line of credit at quarter end, compared to no balance at the end of fiscal 1998. The Company had overnight borrowing balances on the line continuously during the third quarter of fiscal 1999 and on most days during the same quarter in fiscal 1998.

     In January, 1999, Wave increased its credit line by $1,000,000 to $3,500,000. The Company believes that cash generated from operations, together with existing cash balances, and its available credit line, should be sufficient to satisfy the Company's cash requirements for the next several months.


  Year 2000

     The Company is performing an analysis of its systems and continuing to work with its software vendors to determine the impact of Year 2000 issues on its operations. Based upon preliminary discussions with its vendors, management believes that Year 2000-compliant upgrades are available for all of its programs at minimal costs, aggregating approximately $160,000 for materials, installation nd testing, including $140,000 of estimated internal labor costs. Although the Company's vendors have indicated that Year 2000-compliant upgrades are available, in the event that such upgrades are not compatible with existing hardware or software, or are not fully compliant, Wave believes that it can complete all internal functions manually, including order entry, class registration and scheduling, accounting and financial reporting. This would involve additional employee time and effort, and might delay completion of certain internal reports, and would be estimated to cost an additional $25,000 to $50,000 for short-term employee overtime and temporary labor costs. If broad interruption of telephone, banking, air travel or similar services or utilities were to occur, however, this would have a material adverse effect on the Company's operations, as it would interfere with customers' abilities to place and pay for orders, and the Company's ability to ship publishing materials to its customers, and to fulfill customers' training requirements. The most likely risk for Wave as the result of Year 2000 issues is the potential delay by companies in sending their technology employees to training programs. This could result in a significant decline in revenues for the last calendar quarter of 1999 and the first calendar quarter of 2000, as information technology professionals stay "on call" to deal with their employers' potential Year 2000 problems.

  Forward  Looking Statements

     Certain forward-looking statements are included in this Form 10-Q. They use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in the market acceptance of Wave's integrated program, market delays related to anticipated or new releases of NetWare 5 and Windows 2000, delay by Microsoft or

  Novell or other vendors in implementing certification guidelines for their new products, the speed and effectiveness of new direct mail initiatives, global and local business and economic conditions, legislation and governmental regulations, competition, the Company's ability to effectively maintain and update its product portfolio, shifts in technology, political or economic instability in local markets, weather-related issues significantly affecting attendance at training centers, and currency and exchange rates. As Wave has focussed its core business and Camp Wave boot camps on training for Microsoft's MCSE, the Company's dependence on continued demand for the MCSE certification has increased significantly. In addition, as an increasing proportion of Wave's revenues are attributable to large licensing agreements, significant quarterly fluctuations in revenues and earnings may occur. Wave's fiscal 2000 results also will be adversely affected if companies reduce training for their IT staffs to keep these employees on site to address potential Year 2000 problems.

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

           Not Applicable

  Item 6.  Exhibits and Reports on Form 8-K

     10.1  Promissory Note Dated as of January 1, 1999.

     27    Financial Data Schedule

         (b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the quarter ended January 31, 1999


                                   SIGNATURES



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Wave Technologies International, Inc.


  Dated: March 12, 1999       By:           /s/ J. Michael Bowles
                                  ----------------------------------------------
                                  J. Michael Bowles, Chief Financial Officer
                                  (Principal Accounting and Financial Officer
                                  and Duly Authorized Officer)