Form 10-K
period 1999-04-30
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1999-07-29
CIK 925869

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended April 30, 1999

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

                          Commission File No. 0-24454

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)

             Missouri                                     43-1481443
             --------                      ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

          10845 Olive Boulevard, Suite 250, St. Louis, Missouri 63141
          -----------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code:  314/995-5767

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
    Common Stock, $.0.50 par value             The Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of shares of Common Stock, $.50 par value, held by non-affiliates, based on the last sale price on July 15, 1999, of $3.25, was $9,111,343.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [_] Yes [_]

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of the registrant's Common Stock, $.50 par value, as of July 15, 1999 was 4,150,954 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the registrant to be held on September 8, 1999, are incorporated by reference into Part III of this report.

                                     INDEX



PART I.......................................................................  3

   ITEM 1.   BUSINESS........................................................  3
   ITEM 2.   PROPERTIES......................................................  6
   ITEM 3.   LEGAL PROCEEDINGS...............................................  7
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  7

PART II......................................................................  7

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.........................................................  7
   ITEM 6.   SELECTED FINANCIAL DATA.........................................  8
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATION............................................  9
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...... 14
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 15
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE............................................ 15

PART III..................................................................... 15

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............. 15
   ITEM 11.  EXECUTIVE COMPENSATION.......................................... 16
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.. 16
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 16

PART IV...................................................................... 16

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. 16

SIGNATURES................................................................... 18

EXHIBIT INDEX................................................................ 19

FINANCIAL STATEMENTS.........................................................F-1

                                    PART I

  ITEM 1.   BUSINESS

General

     Wave Technologies International, Inc. ("Wave" or the "Company") designs, develops and delivers integrated training solutions addressing technical certification, including computer programming, networking and operating systems certifications. Wave delivers its certification training by integrating Internet-based assessment, self-study materials, Internet mentoring and intervention and live instructor led training ("ILT"), either in-person or over the Internet. The Company produces and distributes course books, self-study guides, training videos, CD-ROM and CBT (computer-based training) materials. For example, Wave's bootcamp style Camp Wave combines self-study material, assessment, mentoring and drill and practice with live intensive ILT. The Company's eCamp Wave(TM) provides similar self-study materials, integrated assessment, mentoring and drill practice but provides the flexibility of remote web-based ILT. Many of the Company's products are offered in both formats.

     A growing factor in the technology training market is the development of technical certification standards. A number of manufacturers and associations, including Microsoft, CompTIA and Novell have established certification programs for their hardware or software products. Wave currently provides certification training for Microsoft's MCSE and MCSD programs, Novell's CNE, and CompTIA's A+ and Network+ certifications. The certification sponsoring organizations set certification standards that are satisfied by passage of standardized tests, but do not dictate the methods that students may use to prepare for the tests. Typically, students prepare by taking courses or undertaking self-study. In addition to the knowledge gained in studying for certification tests, students obtaining certification generally have increased credibility in the industry and enhanced job possibilities.

     Wave has developed both domestic and international distribution channels for its products. The Company offers instructor-led courses and sells integrated training programs at its eleven training centers in the United States and at its two training centers in the United Kingdom. Wave's UK operations along with international distributors comprise its international division.

     Wave's training strategy includes three key elements that it believes differentiate it from its competitors:

      .    Wave's training focus is on certification programs. Because certification requires actual learning it differs from other programs that might be sold based on ease of deployment or the "edutainment" value of a live experience, such as a seminar or workshop.

      .    Wave integrates its self-study media products with its instructor-led and on-line distance learning services, based upon research that indicates that adult learning requires significant interaction with instructors and other students combined with independent study.

      .    Wave utilizes assessment tools to prescribe training programs specific to individual needs rather than a standardized offering for an entire organization's staff. It then provides the training content materials to create an individualized portfolio of media-based and instructor-led training. The Company's ability to create modular learning units which are then referenced by its assessment tool provides a unique and enhanced training solution.

     Wave, a Missouri corporation, was formed in 1988. The principal offices of the Company are located at 10845 Olive Boulevard, Suite 250, St. Louis, Missouri 63141, and its telephone number is (314) 995-5767.

     Historically, the Company has reported its revenues in three categories, Publishing, Instructor-Led Training and Custom Solutions.

Publishing

     As a component of its certification training solutions, the Company develops and publishes self-study materials and course materials. As a part of its publishing business, the Company produces video training materials, software simulations, computer-based assessment materials, books and on-line electronic documents (via Intranet or CD-ROM).

     Typically, Wave sells its published products as integrated components of a complete training solution. Wave also distributes its published products as stand-alone offerings directly to information technology ("IT") professionals and to independent training companies under training or private label agreements. Wave increasingly focuses its marketing on large private label and customization agreements under which the Company licenses its published training material to large IT companies. The licensee then has the option to provide its own instruction delivery or to use Wave's integrated delivery methodology. The licensee may elect to provide its own ILT component or may utilize Wave's Camp Wave or eCamp Wave delivery as well as other online components of the Wave solution. Under typical contracts, Wave receives royalty payments for each published package and classroom participant.

Instructor-Led Training

     The Company's instructor-led training consists of the live classroom training portion of Wave's integrated training solution. The Company currently offers a core program of standard courses that it has designed for information systems professionals. In addition to its standard courses, Wave offers several complete curricula that combine self-study materials with Internet based tutorials and classroom training. By selectively combining Internet- or classroom-based ILT with the Company's published multiple media products and continuous intervention, Wave delivers a complete certification training solution.

     The Company offers a bootcamp style program of a bundled set of services and products that it markets to individual information systems professionals under the names Camp Wave and eCamp Wave. For a flat fee, Camp Wave customers obtain access to a core certification curriculum and attend intensive instructor-led training. Camp Wave customers receive the same support services as other Wave customers, including telephone technical support and access to on-line network bulletin boards and electronic mail messaging systems, as well as selected Wave published products.

     Wave currently conducts its live training operations at its leased training centers in the following metropolitan areas: St. Louis; Washington, D.C.; Los Angeles; Dallas; Chicago; San Jose; Atlanta; Boston; Minneapolis; New York City; and Philadelphia, and in the London area through its United Kingdom subsidiary, in two locations, Richmond and London's financial district. The Company also delivers programs in other cities at rented facilities and at facilities of its third-party "partners."

Custom Solutions

     In the past, the Company developed educational seminars and promotional programs to assist IT vendors in marketing new technologies. Wave assisted manufacturers in providing training for their internal staffs as well as addressing their need to train customers.

     At the end of fiscal 1998, the Company made the strategic decision to increase the Company's focus on its core certification business while eliminating custom solution assignments which were not central to the Company's efforts. As a result, custom solutions is a diminished component of the Company's revenue.

     Wave's custom solutions business now is comprised primarily of developing content and customizing materials for customers, usually beginning with existing Company products, for license. Wave also provides customized offerings to meet a customer's needs by tailoring one or more standard courses or by creating an entirely new course.

Sales and Marketing

     The Company markets its services and products through a three-tier sales strategy: direct-response mailings and telemarketing, a sales force that develops major accounts and third party distributors. Wave markets its published products and instructor-led training services through Company catalogs mailed to information systems professionals and independent training companies as well as through Internet and trade publication advertising. The Company's corporate sales force focuses on larger transactions, often structured as licenses of published products, usually combined with customized development, assessment, instructor-led training, Web-based training, or other services.
Wave also uses resellers to distribute its published products. The Company has distribution agreements with ComputerPrep, Inc., Ingram Micro Inc., Merisel Americas, Inc., and Tech Data Product Management, Inc., and also uses other distributors to resell its published products to information systems professionals.

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

Trademarks and Intellectual Property

     The Company's federally registered trademarks, registered with the United States Patent and Trademark office include the "Wave" name and design and "Camp Wave." The Company is in the process of registering other marks. The Company's material intellectual property consists of copyrighted published products, in multiple media. The Company regards its course development process and its course titles as proprietary and relies on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, nondisclosure agreements and other methods to protect its proprietary rights. Notwithstanding these protections, a third party or parties could copy or otherwise obtain and use the Company's course materials in an unauthorized manner or use these materials to develop course titles which are substantially similar to those of the Company. In addition, Wave operates in countries that do not provide protection of proprietary rights to the same extent as the United States.

Employees

     As of June 30, 1999, the Company had 199 employees, including 184 full-time employees. There were 35 trainers and support personnel, four (4) employees engaged in providing custom solutions, 42 in full-time development and production of published products, 92 in sales and marketing and 26 in general and administrative services. None of the Company's employees are represented by unions. The Company considers its employee relations to be satisfactory.

    ITEM 2.  PROPERTIES

     The Company's corporate headquarters is located in St. Louis, Missouri.
The leased property consists of 28,041 square feet and contains the Company's executive offices, four classrooms and production facilities for courseware and other published products and advertising materials. The Company's lease expires on March 31, 2004, with a five-year renewal option. The monthly base rent is $45,567 through March 31, 2002, and $46,735 for the remainder of the lease term.

     The Company also leases 6,360 square feet of warehouse space at an annual rent of $44,520. The Company uses this space for its mailing and distribution operations, equipment maintenance, and for storage.

  The following table sets forth the date the Company first leased space in a market and certain information about each of the Company's current leased training centers (other than St. Louis) at which the Company has classrooms:

                                            Date                 Square           Current Annual           Lease
     Location                          of First Lease             Feet              Base Rental          Term Ends
     --------                          --------------             ----              -----------          ---------
     Reston, Virginia                  August 1989               8,182               $209,151            June 2003

     Dallas                            June 1990                 5,659                104,691            May 2002

     San Jose, California              March 1993                7,915                279,818            December 2000

     Chicago                           August 1993               7,082                 92,346            July 2000

     Atlanta                           June 1994                 7,124                106,860            June 2001

     London, United Kingdom            August 1994               4,300                181,620            January 2000

     London, United Kingdom            September 1997            8,500                166,805            December 2001

     Los Angeles                       October 1994              6,999                142,392            September 1999

     Philadelphia                      October 1994              9,152                167,024            May 2009

     Boston                            November 1994             5,439                 67,117            January 2000

     Minneapolis                       January 1995              7,462                123,278            March 2001

     New York City                     March 1995                6,000                148,090            July 2005


    ITEM 3.     LEGAL PROCEEDINGS

    The Company is not a party to any material lawsuits. The Company periodically is subject to claims arising in the ordinary course of its business which the Company believes will not have, either individually or in the aggregate, a material adverse effect on the Company's business.

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable


                                    PART II

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "WAVT." The following table sets forth the high and low reported sales prices for the Common Stock as quoted on the Nasdaq National Market for the periods indicated.

     Quarter Ended                   High              Low
     -------------                   -----             ---
     July 31, 1997                   $  8.75           $  5.625
     October 31, 1997                $ 10.25           $   7.25
     January 31, 1998                $ 8.375           $   6.50
     April 30, 1998                  $  7.75           $   6.50
     July 31, 1998                   $6.6875           $   3.75
     October 31, 1998                $ 4.625           $2.59375
     January 31, 1999                $ 5.125           $  3.125
     April 30, 1999                  $ 5.625           $  3.625

     As of July 15, 1999, the Company had approximately 240 shareholders of record. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 1,700 beneficial owners of its Common Stock. On July 15, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $3.25 per share.

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

     ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and comprehensive income (loss) data set forth below for each of the three years in the period ended April 30, 1999 and the consolidated balance sheet data as of April 30, 1998 and 1999, are derived from the Company's consolidated financial statements for those years which have been audited by Deloitte & Touche LLP, independent public accountants, whose report thereon is included elsewhere herein. The statement of operations and comprehensive income
(loss) data for each of the two years in the period ended April 30, 1996 and the balance sheet data at April 30, 1995, 1996 and 1997 are derived from audited financial statements of the Company not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Consolidated Statement of Operations and Comprehensive Income (Loss) Data:

                                                               Fiscal Year Ended April 30
                                       --------------------------------------------------------------------------------------
                                         1995               1996               1997              1998               1999
                                         ----               ----               ----              ----               ----
                                                           (Dollars in thousands except share data)
Revenues                               $   18,018         $   24,369          $  30,826         $   36,144         $   37,021

Gross Profit                           $    8,497         $   11,668          $  15,522         $   16,330         $   16,977

Income (Loss) from Operations          $   (1,174)        $     (647)         $   1,331         $      426         $      188

Net Income (Loss)                      $   (1,154)        $     (724)         $   1,528         $      113         $       37

Basic Net Income (Loss) per Share          ($0.37)            ($0.19)         $    0.39         $     0.03         $     0.01
Basic Weighted Average
   Shares Outstanding                   3,126,398          3,791,562          3,928,141          4,012,087          4,150,954
Diluted Net Income (Loss) per Share        ($0.37)            ($0.19)         $    0.39         $     0.03         $     0.01
Diluted Weighted Average
   Shares Outstanding                   3,126,398*         3,791,562*         3,968,739          4,065,826          4,173,448

*All stock options are excluded from diluted weighted average shares outstanding as their effect is anti-dilutive.

Consolidated Balance Sheet Data:

                                                                       April 30
                                        ----------------------------------------------------------------------
                                           1995             1996          1997            1998          1999
                                           ----             ----          ----            ----          ----
                                                                     (In thousands)
      Total Assets                      $   12,096      $  13,658       $  16,496       $18,296      $  21,789

      Total Current Liabilities         $    5,896      $   6,841       $   8,355       $ 8,993      $  12,708

      Long-Term Liabilities
       Debt                                    209            488             242            41             --
       Accrued Rent Liability                  390            345             298           347            224
                                        ----------      ---------       ---------      --------      ---------
      Total Non-current Liabilities     $      599      $     833       $     540      $    388      $     224
                                        ----------      ---------       ---------      --------      ---------


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                   (Dollars in thousands, except share data)

Results of Operations - Fiscal 1999 Compared to Fiscal 1998

     Revenues. Total revenues for fiscal 1999 increased $877, or 2%, to $37,021 from $36,144 in fiscal 1998. While custom solutions revenues declined dramatically as Wave terminated many of its custom solutions services, revenues from the core business more than offset that decline. International revenues increased $3,608 in fiscal 1999 compared to the prior year, while domestic revenues decreased $2,731 over the same period, largely as the result of the decrease in custom solutions revenues, related to Wave's termination of its participation in the GTE University program.

     Publishing revenues in fiscal 1999 increased $1,968, or 11%, to $19,889 from $17,921 in the prior year, and increased as a percentage of total revenues to 54% from 50%. Domestic sales of published products decreased by approximately $775 in fiscal 1999 compared to 1998, as the Company sold fewer stand-alone published products. Wave partially offset that decrease with increased sales of integrated training solutions which include some published products. The decrease in domestic publishing revenues was more than offset by a $2,743 increase in publishing revenues in the United Kingdom, including approximately $800 in sales of boot camps and approximately $900 in sales of a Year 2000 product not offered by Wave in fiscal 2000.

     Fiscal 1999 instructor-led training ("ILT") revenues increased $4,158, or 36%, to $15,697 from $11,539 in fiscal 1998, and increased as a percentage of total revenues to 42% from 32%. Wave's two London training centers accounted for $859 of the growth in ILT revenues. The most significant factor in the increased ILT revenues related to $3,429 of revenues for the "Camp Wave" programs begun in fiscal 1999. Revenues from the Club Wave and corporate Club Wave programs remained relatively stable at $3,211 in 1999, compared to $3,341 in fiscal 1998. ILT revenues also included $760 of revenues related to the QA Training acquisition, completed in January of 1998, a $493 increase over fiscal 1998. Revenues from some of Wave's historical course offerings declined as the Company's focus continued to shift to certification-based ILT courses.

     Custom solutions revenues in fiscal 1999 decreased dramatically by $5,249 or 79%, to $1,435 from $6,684 in fiscal 1998, as the Company no longer participated in the GTE University program in fiscal 1999, in light of the lack of consistent linkage to Wave's core business.

     Costs and Expenses. Total costs and expenses in fiscal 1999 increased $1,115, or 3%, to $36,833 from $35,718 in fiscal 1998, but remained stable as a percentage of revenues.

     Costs of services, products and development decreased slightly as a percent of total revenues in fiscal 1999, to 54%, from 55% in fiscal 1998, but increased on an aggregate basis, by $230, or 1%, to $20,044 from $19,814 in fiscal 1998. Direct out-of-pocket costs of services related to custom solutions such as third-party development charges and travel-related expenses, decreased by $2,080, or 62%, as the result of Wave's decision to discontinue offering most services in that line of business. Other cost savings related to termination of Wave's participation in the GTE University program, such as payroll and benefits are reflected in other expense categories. Total payroll and other employee benefits also decreased $257, or 3%, from $7,522 in fiscal 1998, to $7,265. Employee travel-related expense also decreased, by $230, or 34%, compared to fiscal 1998. Miscellaneous costs of services, products and development also declined, by $216, or 38%, compared to fiscal 1998, as the result of focused cost-control efforts.

     These decreases were offset by increased expenses in several areas. Material costs increased by $964, including a $701 increase in costs for international published products and other international materials, largely to support increased international revenues and for certain lower-margin products sold through international distributors. Rental expense increased by $341, or 21%, primarily for the increased classroom space at the Company's corporate headquarters in St. Louis, as well as for rent increases from lease renewals at other centers. Rental expense for outside facilities and for equipment also increased, by $337, or 104%, for third-party facilities and for hardware and software to support the increase in ILT revenues. Amortization of development costs increased $323, or 20%, compared to fiscal 1998. Expenses also increased as the Company amortized $235 less in internal development costs in fiscal 1999 compared to the prior year. Wave also incurred a $282 increase in amortization expense for domestic licenses, reflecting a full year of license fee amortization from the QA Training materials license, as well as new licenses of other materials. Royalty fees increased significantly, by $294, or 100%, compared to fiscal 1998, for costs of licensed materials for a Year 2000 product sold internationally. Costs for student food and beverage increased by $45, or 23%, for items related to a full year of operations for the second London training center. The Company also had smaller dollar increases in several other cost of services line items in fiscal 1999.

     Sales and marketing expenses in fiscal 1999 increased $1,565, or 17%, to $10,678 from $9,113 in fiscal 1998 and represented 29% of total revenues in fiscal 1999, compared to 25% in the prior fiscal year. Of the increase, $469, or 9%, related to increased payroll costs as the Company paid additional commissions on increased revenues in commissionable core business. Direct mail expenses in fiscal 1999 increased by $464 or 21%, from fiscal 1998, and increased slightly as a percentage of revenues to 7% from 6% in fiscal 1998 to generate the increased ILT and published products business reflected both in increased revenues and increased deferred revenues. The Company anticipates continued higher direct mail expenses in fiscal 2000. Print advertising and promotional expenses in fiscal 1999 increased $481 or 48%, for international advertising, which the Company's U.K. operation utilizes rather than direct mail to generate sales. International sales and marketing depreciation increased $59 and rent allocated to international sales and marketing increased $67.

     General and administrative expenses decreased $680, or 10%, to $6,111, from $6,791 in fiscal 1998, and decreased as a percentage of revenues to 17% from 19%, as Wave continued to focus on cost controls. Depreciation in fiscal 1999 decreased $516, or 32%, from fiscal 1998, as the result of the Company's shift to leasing equipment rather than purchasing. Payroll-related expenses for administrative personnel in fiscal 1999 decreased $120, or 5%, from fiscal 1998. Employee travel expenses also decreased, by $31, or 15%, compared to fiscal 1998. Miscellaneous expenses decreased significantly, by $182, or 68%, from the prior fiscal year. Telephone expense also decreased $53, or 11%, compared to the prior year. These decreases were partially offset by an increase in real estate and equipment rental expenses, of $133, or 34%, primarily as the result of new hardware licenses and increased rent and expanded space in Wave's St. Louis facility. Investor relations expense also increased $66, or 72% for a new investor relations firm. Bad debt expense increased $76, or 316%, in fiscal 1999.

     Income from Operations. Income from operations in fiscal 1999 was $188, compared to $426, in fiscal 1998.

     Income Tax Expense. Income tax expense was $63 in fiscal 1999, compared to $214 in fiscal 1998.

     Net Income. Wave's net income for fiscal 1999 was $37, or $0.01 per share, compared to $113, or $0.03 per share, in fiscal 1998.

Results of Operations - Fiscal 1998 Compared to Fiscal 1997

    Revenues. Total revenues for fiscal 1998 increased $5,318, or 17%, to $36,144 from $30,826 in fiscal 1997.

    Publishing revenues in fiscal 1998 increased $2,360, or 15%, to $17,921 from $15,561 in the prior year, and remained stable as a percentage of total revenues at 50%. The dollar increase included an initial $1,000 fee from a licensing agreement with IBM, and approximately $400 in ongoing revenues as IBM resold Wave's MCSE training program. The remainder of the increase resulted primarily from two large license agreements for published products. Domestic direct sales of published products decreased by almost $2,000 in fiscal 1998 compared to 1997, as the Company spent a smaller percentage of its sales and marketing budget on direct mail. That decrease was more than offset by increases in direct sales in the United Kingdom and domestic and international corporate licenses.

     Fiscal 1998 ILT revenues increased $1,539, or 15%, to $11,539 from $10,000 in fiscal 1997. Revenues related to the acquisition of QA contributed $267 of the increase. Wave's two London training centers accounted for $522, or 34%, of the growth in ILT revenues. ILT revenues from the Club Wave and corporate Club Wave programs increased 19%, to $3,341, compared to $2,801 for fiscal 1997, primarily from corporate Club Wave as the Company's field sales force increased sales of corporate programs.

     Custom solutions revenues in fiscal 1998 increased $1,419, or 27%, to $6,684 from $5,265 in fiscal 1997. Revenues from GTE and the GTE University program increased by $1,910 to $3,956, in fiscal 1998. A significant portion of this increase, however, was offset by increased costs for delivery of the program. In light of the lack of consistent linkage to Wave's core competencies, the Company stopped participating in the GTE University program in fiscal 1999.

     Costs and Expenses. Total costs and expenses in fiscal 1998 increased $6,223, or 21%, to $35,718 from $29,495 in fiscal 1997. Total costs and expenses represented 99% of total revenues for the fiscal year, compared to 96% of total revenues in fiscal 1997.

     Costs of services, products and development represented 55% of total revenues in fiscal 1998, compared to 50% in fiscal 1997, increasing 29%, to $19,814 from $15,304 in fiscal 1997. Total payroll and other employee benefits increased $999, or 15%, from $6,523 in fiscal 1997, to $7,522. Production costs for publishing rose $367, or 15%, in fiscal 1998, to $2,810 from $2,443 in fiscal 1997. Amortization of development costs for Wave's expanded product portfolio increased $357 compared to fiscal 1997. Royalty fees increased significantly, by $265, compared to fiscal 1997, primarily for costs of licensed materials for a one-time contract with an international corporate customer. Outside equipment expenses also increased significantly, by $236, or 273%, in fiscal 1998, primarily for payments on equipment leases used to finance updated hardware and software for Wave's training centers. Costs for student food and beverage increased by $111, or over 100%, in connection with the opening of the new London training center and increased attendance at Wave's domestic centers. Freight costs associated with the shipping of published materials and study kits rose slightly, by $58, in fiscal 1998.

     Sales and marketing expenses in fiscal 1998 increased $1,091, or 14%, to $9,113 from $8,022 in fiscal 1997 and represented 25% of total revenues in fiscal 1998, compared to 26% in the prior fiscal year. Most of the dollar increase, $818, or 18%, related to increased payroll costs for the continued expansion of Wave's outside sales force and for additional commissions on increased revenues. Direct mail expenses in fiscal 1998 increased only slightly, by $12, from fiscal 1997, but were $516 below fiscal 1996 levels, and decreased slightly as a percentage of total sales and marketing expense to 25% from 26% in fiscal 1997 and 43% in fiscal 1996. Other advertising, promotional and trade show expenses in fiscal 1998 increased $185, or 22%, for expanded Web and trade journal advertisements.

     General and administrative expenses increased $622, or 10%, to $6,791, from $6,169 in fiscal 1997, and decreased slightly as a percentage of revenues from 20% to 19%. Employment-related expenses for administrative personnel in fiscal 1998 increased $153, or 7%, from fiscal 1997. Depreciation in fiscal 1998 increased $303, or 25%, from fiscal 1997, reflecting a full year's depreciation of the new equipment and personal property acquired during fiscal 1997 for the new London center and upgraded computer equipment for corporate headquarters and the centers. The Company also amortized $67 of goodwill in fiscal 1998 associated with the asset acquisitions from ETI, Inc. and QA. Expenses for outside professional services, primarily in the employment consulting area, rose $111, or 27%, in fiscal 1998.

     Income from Operations. Income from operations in fiscal 1998 was $426, or 1% of revenues, compared to $1,331, or 4% of revenues, in fiscal 1997.

     Income Tax (Credit) Expense. Income tax expense was $214 in fiscal 1998, compared to a credit of $250 in fiscal 1997. The increase in income tax expense reflected the continued profitability of the Company, and the reversal of the tax valuation allowance in fiscal 1997.

     Net Income. Wave's net income for fiscal 1998 was $113 or $0.03 per share, compared to $1,528, or $0.39 per share, in fiscal 1997.

Liquidity and Capital Resources

     The Company's EBITDA in each of the past three years ranged between $4,300 and $4,500. EBITDA is net income (loss) before income taxes, interest expense, depreciation expense and amortization expense. Although EBITDA is a financial performance measure commonly used in the financial community, it is not a measure of performance under accounting principles generally accepted in the United States. The presentation of EBITDA in management's discussion and analysis of liquidity is intended to supplement the readers' understanding of Wave's operating performance and not to replace net income, cash flows, financial position and comprehensive income determined in accordance with accounting principles generally accepted in the United States.

     The Company had net cash from operating activities of $606 in fiscal 1999, while the Company had net cash from operating activities of $3,899 in fiscal 1998. The Company's cash and cash equivalents decreased by $797, to $701 at April 30, 1999, from $1,498 at April 30, 1998. Accounts receivable increased significantly, by 60% from $7,262 at April 30, 1998, to $11,642 at April 30, 1999, as the result of Camp Wave sales and large corporate sales at quarter end. Prepaid expenses increased 26%, to $855 at April 30, 1999, from $680 at April 30, 1998, largely for future services provided by the Company's suppliers. Prepaid direct mail increased $205 from the end of fiscal 1998, as a result of the increased focus on direct mail marketing described above.

     As of April 30, 1999, the Company had total deferred revenue of $6,145, reflecting sales not yet recognized as revenue, compared to total deferred revenue at April 30, 1998, of $3,947.

     The Company used $639 of cash in fiscal 1999 for capital expenditures, primarily for computer equipment and related software, compared to $1,212 in fiscal 1998. The Company invested $2,012 in the development of courseware materials in fiscal 1999 as compared to $2,072 in fiscal 1998. The Company's current commitments for operating lease obligations of $2,402 in fiscal 2000 consist primarily of the leases for the Company's headquarters and training centers. See Note 6 of Notes to Consolidated Financial Statements.

     In January, 1999, Wave increased its credit line by $1,000 to $3,500. At fiscal year-end, Wave had $1,960 available on its line of credit. See Note 5 of Notes to Consolidated Financial Statements. The Company believes that cash generated from operations, together with existing cash balances, and its available credit line, should be sufficient to satisfy the Company's cash requirements for the next several months.

Year 2000

     The Company continues its analysis of its systems and its work with its software vendors to determine the impact of Year 2000 issues on its operations. Based upon discussions with its vendors, management believes that Year 2000-compliant upgrades are available for all of its programs at minimal costs, aggregating approximately $200 for materials, installation and testing, including $60 of estimated internal labor costs. Wave currently anticipates being Year 2000 compliant by the end of its second quarter in fiscal 2000. Although the Company's vendors have indicated that Year 2000-compliant upgrades are available, in the event that such upgrades are not compatible with existing hardware or software, or are not fully compliant, Wave believes that it can complete all internal functions manually, including order entry, class registration and scheduling, accounting and financial reporting. This would involve additional employee time and effort, and might delay completion of certain internal reports, and would be estimated to cost an additional $25 to $50 for short-term employee overtime and temporary labor costs. If broad interruption of telephone, banking, air travel or similar services or utilities were to occur, however, this would have a material adverse effect on the Company's operations, as it would interfere with customers' abilities to place and pay for orders, and the Company's ability to ship publishing materials to its customers, and to fulfill customers' training requirements. The most likely risk for Wave as the result of Year 2000 issues is the potential delay by companies in sending their technology employees to training programs. This could result in a significant decline in revenues for the last calendar quarter of 1999 and the first calendar quarter of 2000, as information technology professionals stay "on call" to deal with their employers' potential Year 2000 problems.

Forward-Looking Statements

     Certain forward-looking statements are included in this Form 10-K. They use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in the market acceptance of Wave's integrated approach, market delays related to anticipated or new releases of Windows 2000, delays by Microsoft or other vendors in implementing certification guidelines for their new products, the speed and effectiveness of new direct mail initiatives, global and local business and economic conditions, legislation and governmental regulations, competition, the Company's ability to effectively maintain and update its product portfolio, shifts in technology, political or economic instability in local markets, weather-related issues significantly affecting attendance at training centers, and currency and exchange rates. As Wave has focussed its core business and Camp Wave boot camps on training for Microsoft's MCSE, the Company's dependence on continued demand for the MCSE certification has increased significantly. In addition, as an increasing proportion of Wave's revenues are attributable to large licensing agreements, significant quarterly fluctuations in revenues and earnings may occur. Wave's fiscal 2000 results also will be adversely affected if companies reduce training for their IT staffs to keep these employees on site to address potential Year 2000 problems.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                (In thousands)

     The Company has minimal exposure to market risks as it relates to effects of changes in interest rates and foreign currency exchange rates. Wave does not hold or issue derivative financial instruments.

Foreign Currency Exchange Risk

     Substantially all of the Company's international revenues and expenses are denominated in local currencies, and translated into U.S. dollars at exchange rates determined on a weighted monthly basis. Foreign currency translation impacts primarily revenues and operating expenses as a result of exchange rate fluctuations for the British pound. Wave does not currently utilize foreign currency hedging contracts.

     Assuming the same level of activity in foreign currencies, if the U.S. dollar uniformly increased in strength by 10% relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by $144 for the fiscal year ending April 30, 2000. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates may also affect the volume of sales as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels.

Interest Rate Risk

     The Company principally invests its available cash balances in overnight repurchase agreements with its primary banking institution. These investments are classified as cash and cash equivalents in the Company's financial statements. The fair value of these instruments would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the investments. The Company's credit facility is directly impacted by changing interest rates in the Commercial Prime Rate of its lender ("Key Borrowing Rate"). Assuming the Company maintained a $1,000 outstanding loan balance, and an instantaneous increase or decrease of one percentage point in its Key Borrowing Rate. The Company's after-tax earnings would change by $6 over a twelve-month period.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of Wave Technologies International, Inc. and subsidiaries are included at the end of Part III of this Annual Report on Form 10-K:

         Consolidated Balance Sheets as of April 30, 1998 and 1999
         Consolidated Statements of Operations and Comprehensive Income (Loss) -
          in the Three Years in the Period Ended April 30, 1999
         Consolidated Statements of Common Shareholders' Equity in the Three
          Years in the Period Ended April 30, 1999
         Consolidated Statements of Cash Flows in the Three Years in the Period
          Ended April 30, 1999
         Notes to Consolidated Financial Statements

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction E(3) to Form 10-K, the information required by this Item is set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders of the registrant to be held on September 8, 1999 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

     The information required with respect to Section 16(a) of the Securities Exchange Act of 1934 is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which section is incorporated herein by reference.

     ITEM 11.    EXECUTIVE COMPENSATION

     Pursuant to General Instruction E(3) to Form 10-K, the information required by this Item is set forth in the section entitled "Election of Directors" in the Proxy Statement, which section is incorporated herein by reference.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction E(3) to Form 10-K, the information required by this Item is set forth in the section entitled "Voting Rights" and "Security Ownership of Management" in the Proxy Statement, which sections are incorporated herein by reference.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction E(3) to Form 10-K, the information required by this Item is set forth in the section entitled "Election of Directors" in the Proxy Statement, which section is incorporated herein by reference.


                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Reference is made to the Index to Consolidated Financial Statements and the Consolidated Financial Statements following such index.

     Schedule II - Valuation and Qualifying Accounts

                                        Fiscal Year Ended April 30
                                        ----------------------------
                                        1997        1998        1999
                                        ----        ----        ----
                                           (Dollars in Thousands)
Allowance for Doubtful Accounts
Beginning balance                        474        446         397
Charged to cost and expenses              78         24         100
Deductions from reserves                (106)       (73)       (102)
                                        ----------------------------
Ending balance                           446        397         395
                                        ============================
                                        Fiscal Year Ended April 30
                                        ----------------------------
                                        1997        1998        1999
                                        ----        ----        ----
                                           (Dollars in Thousands)
Inventory Reserve
Beginning balance                         55         80         180
Charged to cost and expenses              95        125         131
Deductions from reserves                 (70)       (25)       (131)
                                        ----------------------------
Ending balance                            80        180         180
                                        ============================

     All other schedules have been omitted because the required information in such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

(b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the fiscal quarter ended April 30, 1999.

(c) Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference. Set forth below is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits by Item 14(a)(3):

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

     Wave Technologies International, Inc. 1997 Stock Option Plan (filed as
     Exhibit 10.18 to Registrant's quarterly report on Form 10-QSB for the quarter ended October 31, 1997).

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.


Dated: July 28, 1999          By:  /s/ Kenneth W. Kousky
                                 -------------------------
                                   Kenneth W. Kousky, President

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                           Date
---------                     -----                           ----
/s/  Kenneth W. Kousky        President, Chairman of       July 28, 1999
--------------------------    the Board, and Chief
Kenneth W. Kousky             Executive Officer
                              (principal executive
                              officer)

/s/  J. Michael Bowles        Chief Financial Officer      July 28, 1999
--------------------------    (principal financial
J. Michael Bowles             and principal
                              accounting officer)

/s/  Maxine K. Clark          Director                     July 28, 1999
--------------------------
Maxine K. Clark

/s/  Raymond J. Kalinowski    Director                     July 28, 1999
--------------------------
Raymond J. Kalinowski

/s/  David W. Kemper         Director                      July 28, 1999
--------------------------
David Kemper

/s/  Robert E. Lefton        Director                      July 28, 1999
--------------------------
Robert E. Lefton

/s/  Walter N. Torous        Director                      July 28, 1999
--------------------------
Walter N. Torous

                                 EXHIBIT INDEX
                                 -------------

Exhibit No. Exhibit                                                  Page No.
3.1         Articles of Incorporation, as amended and restated
            (filed as Exhibit 3.1 to Registrant's Registration
            Statement on Form SB-2 (File No. 33-80556) and
            incorporated herein by reference)
3.2         Restated Bylaws, as amended (filed as Exhibit 3.2 to
            Registrant's Annual Report on Form 10-KSB for the fiscal
            year ended April 30, 1997, and incorporated herein by
            reference)
4.1         Specimen Stock Certificate (filed as Exhibit 4.1 to
            Registrant's Registration Statement on Form SB-2 (File
            No. 33-80556) and incorporated herein by reference)
10.1        Employment Agreement dated June 25, 1997,  between the
            Company and J. Michael Bowles (filed as Exhibit 10.1 to
            Registrant's Annual Report on Form 10-KSB for the fiscal
            year ended April 30, 1997, and incorporated herein by
            reference)
10.2        Service Agreement dated June 1, 1994, by and between the
            Company and John A. Kirkham (filed as Exhibit 10.2 to
            Registrant's Registration Statement on Form SB-2 (file
            No. 33-80556) and incorporated herein by reference)
10.3        Amended and Restated 1993 Stock Option Plan (filed
            as Exhibit 10.3 to Registrant's Registration Statement
            on Form SB-2 (File No. 33-80556) and incorporated herein
            by reference)
10.4        Wave Technologies International, Inc. Outside Directors
            Stock Option Plan (filed as Exhibit 10.4 to Registrant's
            annual report on Form 10-KSB for the fiscal year ended
            April 30, 1995, and incorporated herein by reference)
10.5        Distribution Agreement between the Company and Ingram Micro,
            Inc., dated April 19, 1996 (filed as exhibit 10.8 to
            Registrant's annual report on Form 10-KSB for the fiscal
            year ended April 30, 1995, and incorporated herein by
            reference)
10.6        Promissory Note dated as of January 1, 1999 (filed as
            Exhibit 10.1 to Registrant's Quarterly Report on Form
            10-Q for the quarter ended January 31, 1999 and
            incorporated herein by reference)
10.7        General Loan and Security Agreement between Commerce
            Bank, National Association, and the Company, dated as of
            August 31, 1995 (filed as Exhibit 10.15 to Registrant's
            Quarterly Report on Form 10-QSB for the quarter ended
            October 31, 1995, and incorporated

            herein by reference)
10.8 First Amendment to General Loan and Security Agreement, dated as of January 5, 1996, between the Company and Commerce Bank, National Association (filed as Exhibit
            10.13 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1996, and incorporated herein by reference)
10.9 $600,000 Note dated January 5, 1996, to Commerce Bank, National Association (filed as Exhibit 10.14 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1996 and incorporated herein by reference)
10.10 Second Amendment to General Loan and Security Agreement between the Company and Commerce Bank, National Association, dated as of September 1, 1996 (filed as
            Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1996, and incorporated herein by reference)
10.11 Wave Technologies International, Inc. 1995 Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-8 (File No. 33-98462) and incorporated herein by reference)
            Courseware License Agreement effective as of July 31, 1997, between the Company and International Business Machines Corporation (filed as Exhibit 10.17 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997 and incorporated herein reference)
10.13 Wave Technologies International, Inc. 1997 Stock Option Plan (filed as Exhibit 10.18 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997 and incorporated herein by reference)
10.14 Asset Purchase and License Agreement by and among QA Training, Inc., QA Training, Ltd. and Wave Technologies International, Inc. dated as of January 22, 1998 (filed as Exhibit 10.19 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1998, and incorporated herein by reference)
10.15 Wave Distribution Agreement between Wave Technologies International, Inc. and QA Training, Ltd., dated as of January 22, 1998. (filed as Exhibit 10.20 to Registrant's Quarterl Report on Form 10-QSB ended
            January 31, 1998, and incorporated herein by reference)
10.16 Third Amendment to General Loan and Security Agreement dated as of August 8, 1998, between

           Registrant and Commerce Bank, National Association (filed as Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998, and incorporated herein by reference)
11.1       Statement Regarding Computation of Per Share Earnings
           (Loss)--Included in Notes to Consolidated Financial
           Statements
21.1       List of Subsidiaries
23.1       Consent of Deloitte & Touche LLP
27         Financial Data Schedule

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Wave Technologies International, Inc.:

We have audited the accompanying consolidated balance sheets of Wave Technologies International, Inc. and Subsidiaries (the "Company") as of April 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), common shareholders' equity and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wave Technologies International, Inc. and Subsidiaries at April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
June 4, 1999

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares and Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------
                                                                                                    April 30,
                                                                                           -----------------------------
ASSETS                                                                                         1998           1999
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $ 1,498         $   701
  Accounts receivable - less allowance for doubtful accounts of
    $397 and $395, respectively                                                               7,262          11,642
  Inventory                                                                                     905             845
  Prepaid expenses                                                                              680             855
                                                                                            -------         -------

          Total current assets                                                               10,345          14,043

PROPERTY AND EQUIPMENT (Note 3)                                                               3,366           2,331
PREPAID DIRECT MAIL COSTS                                                                       408             613
DEFERRED COURSEWARE DEVELOPMENT COSTS                                                         2,124           2,239
OTHER ASSETS (Note 4)                                                                         2,053           2,563
                                                                                            -------         -------
TOTAL                                                                                       $18,296         $21,789
                                                                                            =======         =======

                                                                     (Continued)

WAVE TECHNOLOGIES INTERNATIONAL, INC.



CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares and Per Share Amounts)
--------------------------------------------------------------------------------

                                                                April 30,
                                                         -----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                       1998         1999

CURRENT LIABILITIES:
 Accounts payable                                        $ 2,480      $ 2,369
 Accrued expenses                                          2,347        2,686
 Deferred revenue                                          3,947        6,145
 Current portions of long-term debt and capital
 lease obligations:
  Notes payable (Note 5)                                     163            -
  Capital lease obligations (Note 6)                          56           38
  Bank line of credit (Note 5)                                 -        1,470
                                                         -------      -------

      Total current liabilities                            8,993       12,708
                                                         -------      -------

CAPITAL LEASE OBLIGATIONS (Note 6)                            41            -

ACCRUED RENT LIABILITY (Note 6)                              347          224

COMMON SHAREHOLDERS' EQUITY:
 Common stock, $.50 par value, authorized,
 20,000,000 shares;
  issued, 4,158,311 shares in 1998 and 1999                2,079        2,079
 Treasury stock, at cost (7,357 shares in 1998
 and 1999)                                                   (15)         (15)
 Additional paid-in capital                                8,083        8,083
 Accumulated deficit                                      (1,355)      (1,318)
 Cumulative translation adjustment                           123           28
                                                         -------      -------

      Total common shareholders' equity                    8,915        8,857
                                                         -------      -------

TOTAL                                                    $18,296      $21,789
                                                         =======      =======

See notes to consolidated financial statements.                      (Concluded)

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
 AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Shares and Per Share Amounts)
--------------------------------------------------------------------------------

                                                                         Years Ended April 30,
                                                               --------------------------------------
                                                                   1997          1998          1999
REVENUES (Notes 11 and 12):
 Publishing                                                    $   15,561    $   17,921    $   19,889
 Instructor-led training                                           10,000        11,539        15,697
 Custom solutions                                                   5,265         6,684         1,435
                                                               ----------    ----------    ----------

     Total revenues                                                30,826        36,144        37,021

COSTS AND EXPENSES:
 Cost of services, products and development                        15,304        19,814        20,044
 Sales and marketing                                                8,022         9,113        10,678
 General and administrative                                         6,169         6,791         6,111
                                                               ----------    ----------    ----------

     Total costs and expenses                                      29,495        35,718        36,833
                                                               ----------    ----------    ----------

INCOME FROM OPERATIONS                                              1,331           426           188

OTHER EXPENSE - Net                                                    53            99            88
                                                               ----------    ----------    ----------

NET INCOME BEFORE INCOME TAXES                                      1,278           327           100

INCOME TAX (CREDIT) EXPENSE (Note 7)                                 (250)          214            63
                                                               ----------    ----------    ----------

NET INCOME                                                          1,528           113            37

OTHER COMPREHENSIVE INCOME (LOSS) -
 Foreign currency translation adjustments                              57            44           (95)
                                                               ----------    ----------    ----------

COMPREHENSIVE INCOME (LOSS)                                    $    1,585    $      157    $      (58)
                                                               ==========    ==========    ==========

BASIC NET INCOME PER SHARE (Note 10)                           $     0.39    $     0.03    $     0.01
                                                               ==========    ==========    ==========
BASIC WEIGHTED AVERAGE SHARES
 OUTSTANDING (Note 10)                                          3,928,141     4,012,087     4,150,954
                                                               ==========    ==========    ==========

DILUTED NET INCOME PER SHARE (Note 10)                         $     0.39    $     0.03    $     0.01
                                                               ==========    ==========    ==========

DILUTED COMMON SHARES (NOTE 10)                                 3,968,739     4,065,826     4,173,448
                                                               ==========    ==========    ==========

See Notes to consolidated financial statements.

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except Shares and Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Total
                                                                             Additional                   Cumulative      Common
                                                      Common     Treasury      Paid-in     Accumulated    Translation  Shareholders'
                                                       Stock      Stock        Capital       Deficit      Adjustment      Equity
BALANCE, APRIL 30, 1996                               $ 1,961     $ (15)       $ 7,012      $ (2,996)        $ 22        $ 5,984

  Net income                                                                                   1,528                       1,528
  Options - warrants exercised                              6                       26                                        32
  Change in cumulative translation adjustment                                                                  57             57
                                                      -------     -------      -------      --------      -------        -------

BALANCE, APRIL 30, 1997                                 1,967       (15)         7,038        (1,468)          79          7,601
                                                      -------     -------      -------      --------      -------        -------

  Net income                                                                                     113                         113
  Options - warrants exercised                             37                      253                                       290
  Issuance of common stock in connection with
    purchase of license (Note 4)                           65                      686                                       751
  Issuance of common stock in connection with
    QA acquisition (Note 13)                               10                      106                                       116
  Change in cumulative translation adjustment                                                                  44             44
                                                      -------     -------      -------      --------      -------        -------

BALANCE, APRIL 30, 1998                                 2,079       (15)         8,083        (1,355)         123          8,915

  Net income                                                                                      37                          37
  Change in cumulative translation adjustment                                                                 (95)           (95)
                                                      -------     -------      -------      --------      -------        -------

BALANCE, APRIL 30, 1999                               $ 2,079     $ (15)       $ 8,083      $ (1,318)        $ 28        $ 8,857
                                                      =======     =======      =======      ========      =======        =======

See notes to consolidated financial statements.

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Shares and Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                       Years Ended April 30,
                                                                               ------------------------------------
                                                                                 1997           1998          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $ 1,528        $   113       $    37
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                              3,138          4,019         4,151
      Barter revenue                                                              (843)          (311)            -
      Net changes in other assets and liabilities:
        Accounts receivable                                                     (2,006)           (36)       (4,475)
        Inventory                                                                  (86)          (120)           60
        Prepaid expenses and other current assets                                 (274)          (203)         (175)
        Prepaid direct mail costs                                                  (91)           150          (205)
        Other assets                                                                61           (102)         (848)
        Deferred tax asset                                                        (250)          (436)         (242)
        Accounts payable                                                           520            (10)         (111)
        Accrued expenses                                                           148            938           339
        Accrued rent liability                                                     (48)            49          (123)
        Deferred revenue                                                           978           (152)        2,198
                                                                               -------        -------       -------

           Net cash provided by (used in) operating activities                   2,775          3,899           606
                                                                               -------        -------       -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                            (815)        (1,212)         (639)
  Capitalized courseware development                                            (1,281)        (2,072)       (2,012)
  Acquisition of QA Training, Inc.                                                   -            (17)            -
                                                                               -------        -------       -------

           Net cash used in investing activities                                (2,096)        (3,301)       (2,651)
                                                                               -------        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance - net                                         32            290             -
  Proceeds from borrowings (repayments) under
   line-of-credit - net                                                           (228)             -         1,470
  Repayments of notes payable                                                     (233)          (264)         (163)
  Payments of capital lease obligation                                             (49)           (74)          (59)
                                                                               -------        -------       -------

           Net cash (used in) provided by financing activities                    (478)           (48)        1,248
                                                                               -------        -------       -------

                                                                     (Continued)

WAVE TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Shares and Per Share Amounts)
-----------------------------------------------------------------------------------------------------------------

                                                                                  Years Ended April 30,
                                                                       ------------------------------------------
                                                                             1997           1998          1999
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               $ 201          $ 550       $  (797)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                747            948         1,498
                                                                       ----------     ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 948        $ 1,498       $   701
                                                                       ==========     ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                                   $ 69          $ 110       $    87
                                                                       ==========     ==========    ==========
    Purchase of license through the issuance of common stock
      (See Note 4)                                                           $ -           $ 751       $     -
                                                                       ==========     ==========    ==========
    Acquisition of QA Training, Inc. through the issuance of common
       stock (See Note 12)                                                   $ -           $ 116       $     -
                                                                       ==========     ==========    ==========

    Income tax payments                                                      $ -           $ 264       $   498
                                                                       ==========     ==========    ==========

See notes to consolidated financial statements.                      (Concluded)

WAVE TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 1998 AND 1999 AND EACH OF THE THREE YEARS
IN THE PERIOD ENDED APRIL 30, 1999
(Dollars in Thousands, Except Shares and Per Share Amounts)
-------------------------------------------------------------------------------

1. THE COMPANY

   Wave Technologies International, Inc. ("Wave" or the "Company") is engaged in the business of developing, marketing, and delivering training and instructional products relating to sophisticated information technologies. The Company operates eleven training centers in the United States, and two in the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Revenue Recognition - Revenue is recognized for information technology training and custom solutions as the services are rendered. Revenue from the sale of published products is recognized at the time the product is shipped. Club Wave, Corporate Club Wave and Bootcamps represent programs through which the Company provides an integrated set of services and products. The portion of revenue pertaining to products is recognized at the time the product is shipped. The remaining revenue is deferred and recognized as the services are provided over the term of the membership. The Company provides allowances for returns at the time of sale based on management estimates.

   Basis of Consolidation - The consolidated financial statements include the accounts of Wave and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

   Foreign Currency - Assets and liabilities of the Company's foreign operations are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of shareholders' equity.

   Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalent.

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

   Advertising Costs - Direct response advertising consists primarily of direct mail programs and is capitalized and amortized over its expected period of future benefits, generally less than 18 months. The Company expenses all other advertising costs as incurred. Advertising expense for the years ended April 30, 1997, 1998 and 1999 was $3,082, $3,244 and $3,665, respectively.

   Deferred Courseware Development - The Company capitalizes the direct labor and material costs incurred in connection with the development of courseware. Such capitalized costs are amortized over the estimated life of the product offering.

   Goodwill - Goodwill represents the excess of purchase price over the fair value of net assets acquired and is amortized using the straight-line method not to exceed five years. Management periodically reviews the value of its goodwill to determine if an impairment has occurred or whether changes have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis of the underlying operations or assets which give rise to such amount. In the event an impairment is indicated, the asset value is written down to its discounted cash value, using an appropriate discount rate. Based on this review, management does not believe that any such impairment has occurred.

   Long-Lived Assets - Impairment of property and intangible assets of the Company is considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses have been identified by the Company.

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

   Reclassifications - Previously reported amounts have been reclassified to make them consistent with the current presentation.

   New Accounting Standards - Effective May 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all non-shareowner changes in equity and for the Company consists of net income and foreign currency translation adjustments.

   On May 1, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The new rules established revised standards for public companies relating to the reporting of financial information about operating segments. The Company's principal consolidated financial statements were not materially affected by the Company's adoption of SFAS 131 but did affect the Company's segment information disclosures.

   In October 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a definition for derivative instruments and requires that all such items be recognized as assets and liabilities on the balance sheet and measured at fair value. Changes in the fair value of the derivative instruments are recognized as a component of either income or comprehensive income, depending on the designated purpose of the derivative. SFAS No. 133 will be adopted by Wave during the first quarter of the fiscal year beginning on May 1, 2001 and, based on current circumstances, management does not believe the effect of adoption will be material.

3. PROPERTY AND EQUIPMENT

   Property and equipment consist of:


                                                   April 30,
                                             --------------------
                                                1998        1999


    Computer Equipment and software          $  6,758    $  7,074
    Furniture and fixtures                      2,658       2,838
    Leasehold improvements                      1,004       1,086
                                             --------    --------
                                               10,420      10,998
    Less - Accumulated depreciation
    and amortization                           (7,054      (8,667)
                                             --------    --------

                                             $  3,366    $  2,331
                                             ========    ========

   Depreciation expense related to this property and equipment was $1,732, $2,182 and $1,674 for the years ended April 30, 1997, 1998 and 1999, respectively.

   The Company provides technology training to certain customers in exchange for computer hardware and software. Computer hardware and software of $311 was acquired in the year ended April 30, 1998 in connection with such nonmonetary transactions. The Company records such nonmonetary transactions at the lower of the fair market value of the assets received or the fair market price of the related training program.

4. OTHER ASSETS

   Other assets consist of:


                                                   April 30,
                                            -------------------
                                              1998         1999

    Goodwill (Note 12)                      $  468       $  320
    License                                    704        1,207
    Other                                      195          108
    Deferred tax asset                         686          928
                                            ------       ------

         Total                              $2,053       $2,563
                                            ======       ======

   In January 1998, the Company entered into a perpetual license agreement with QA Training, Ltd. ("QA Ltd.") of the United Kingdom through the issuance of 130,000 shares of common stock, with a fair market value of $751. During 1999, Wave acquired the license rights to additional technology of QA Ltd. not previously held for $470. These perpetual license agreements give the Company exclusive rights in the United States and non-exclusive rights worldwide, excluding the United Kingdom and Ireland, to distribute published products and provide instructor-led training based on training materials that are developed by QA Ltd. During 1999, the Company also acquired license rights from National Education Training Group, Inc. ("Netg") for $375. This perpetual license provides the Company with access to training course materials developed by Netg. The licenses are being amortized on a straight-line basis over the estimated period of benefit, three to four years.

   Amortization of intangible assets was $167, $235 and $580 in the years ended April 30, 1997, 1998 and 1999, respectively.

5. DEBT

   Debt consists of:

                                                             April 30,
                                                         ----------------
                                                          1998       1999

    Note payable to the bank, at 9.25%, payable
     in monthly payments of interest and principal
     of $19 through January 1999 collateralized by
     accounts receivable, equipment, inventory and
     other assets of the Company.                         $ 147    $    -

    Note payable to the bank, at 9%, payable in
     monthly payments of interest and principal
     of $4 through August 1998, collateralized by
     equipment of the Company.                               16         -

    Bank line-of-credit                                       -     1,470
                                                          -----    ------

                                                            163     1,470
    Current maturities                                      163     1,470
                                                          -----    ------

         Total long-term obligations                      $   -    $    -
                                                          =====    ======

 The Company's operating bank line-of-credit was renewed on September 1, 1998. In January of 1999, the line, which expires on September 1, 1999, was increased from $2,500 to $3,500. During the year ended 1999 the Company borrowed and repaid an aggregate of approximately $12,000 under this agreement. The line bears interest at the prime rate. The borrowings under the line-of-credit agreement are collateralized by accounts receivable, equipment, inventory and other assets of the Company. The line-of-credit agreement includes covenants which require the maintenance of a certain level of tangible net worth and precludes the payment of dividends. The Chairman of the Board of the bank is a member of the Board of Directors of the Company. Interest expense was $69, $109 and $95 in the years ended April 30, 1997, 1998 and 1999, respectively.

6. LEASING ARRANGEMENTS

   The Company leases equipment under noncancelable capital lease agreements which expire in fiscal year 2000. The equipment acquired under the leases has been capitalized and the related obligation is included in long-term debt and capital lease obligation in the financial statements. The Company leases facilities and other equipment under various noncancelable operating lease agreements. The following is a schedule of future minimum lease payments under the operating leases as of April 30, 1999:

     Year Ended                                                 Operating
     April 30,                                                    Leases
     2000                                                         $2,402
     2001                                                          1,899
     2002                                                          1,229
     2003                                                            952
     2004                                                            713
     Thereafter                                                      200
                                                                  ------

     Net minimum lease payments, April 30,1999                    $7,395
                                                                  ======

   As of April 30, 1997, 1998 and 1999, the total cost of equipment capitalized amounted to $269 and the corresponding accumulated depreciation amounted to approximately $95, $146 and $188 at April 30, 1997, 1998 and 1999,
   respectively. Net minimum lease payments under capital leases during the year ended April 30, 2000 will be $40 and include interest of $2.

   Rent expense under operating leases was $1,621, $2,003 and $2,583 for the years ended April 30, 1997, 1998 and 1999, respectively.

   Accrued rent liability consists of rent incentives received for leased operating facilities and is being amortized on a straight-line basis as an adjustment to rent expense over the life of the lease. Certain of the Company's leases include scheduled base rent increases over the term of the lease. The total amount of such base rent payments is being charged to expense on a straight-line basis over the term of the lease.

7. INCOME TAXES

   The Provision (credit) for income taxes consists of the following:

                                                              April 30,
                                                     -------------------------
                                                      1997      1998      1999
     Current income taxes                            $   -     $ 650     $ 305
     Deferred income taxes                            (250)     (436)     (242)
                                                     -----     -----     -----

     Provision (credit) for income taxes              (250)    $ 214     $  63
                                                     =====     =====     =====

   Deferred tax assets increased by $250 in 1997 as a result of the deferred tax benefits associated with the elimination of the Company's valuation allowance.

   Deferred tax assets and liabilities are comprised of the following:

                                                                                        April 30,
                                                                                   -------------------
                                                                                     1998        1999
Deferred tax assets:
  Allowance for doubtful accounts                                                   $ 108       $ 106
  Courseware development costs                                                        172         237
  Accruals not currently deductible for tax purposes                                  152         302
  Net operating loss carryforward and alternative minimum tax credits                 116         116
  Depreciation                                                                        141         222
  Other                                                                               140         165
                                                                                   ------      ------

          Gross deferred tax assets                                                   829       1,148

Deferred tax liabilities - Prepaid advertising                                       (143)       (220)
                                                                                   ------      ------

Net deferred tax assets                                                             $ 686       $ 928
                                                                                   ======      ======

   The following is a reconciliation of the income tax provision (benefit) computed by applying the U.S. federal statutory rate of 34% to the recorded income tax provision:

                                                                                      April 30,
                                                                               ----------------------
                                                                                  1998          1999
Statutory rate                                                                         34%         34%
                                                                                =========   =========
Taxes on income at statutory rates                                              $     113   $      34
Nondeductible portion of meals and entertainment                                       60          22
State income taxes (net of federal benefit)                                            53           3
Other                                                                                 (12)          4
                                                                                ---------   ---------

           Total tax expense                                                    $     214   $      63
                                                                                =========   =========

Effective tax rate                                                                     65%         63%
                                                                                =========   =========

8. EMPLOYEE BENEFIT PLAN

   The Company has a salary reduction defined contribution profit sharing plan, including features designed to qualify the plan under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to substantially all of its employees. The Company's contribution to the plan is determined annually by the Board of Directors. The Company contributed $90, $115 and $93 under this plan in the years ended April 30, 1997, 1998 and 1999, respectively.

9. STOCK COMPENSATION

   Under the Company's 1993, 1995 and 1997 Stock Option Plans, the Company may grant options for selected officers and employees of the Company and its subsidiaries for up to 990,000 shares of common stock. Under the plans, the exercise price of each option equals not less than fair market value of the Company's stock on the date of grant, and an option's maximum term is 10 years. Options are granted by the Board of Directors, its delegates or the President of the Company. The majority of options granted vest over three years, in equal installments. If the optionee's employment is terminated, this option remains exercisable for a period between 30 and 90 days, unless the employee is terminated "for cause", then the options terminate immediately.

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

                                                                       April 30,
                                                         ------------------------------------
                                                           1997         1998           1999
     Net income (loss):
       As reported                                       $ 1,528       $  113         $   37
       Pro forma                                           1,417           23           (117)

     Earnings (loss) per share:
       As reported                                          0.39         0.03           0.01
       Pro forma                                            0.36         0.01          (0.03)

   The resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

   For the purpose of this pro forma presentation, the fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants:

                                                                       April 30,
                                                         ------------------------------------
                                                           1997          1998           1999
     Expected dividend yield                               0.00 %        0.00 %         0.00 %
     Expected volatility                                  68.00 %       68.00 %        80.60 %
     Risk-free interest rates                              6.87 %        5.75 %         5.21 %
     Expected option lives (years)                         5.00          5.00           5.00

   A summary of the status of the Company's stock option plan for the three-year period ended April 30, 1999 follows:

                                                                                          Outstanding
                                                                                  -----------------------------
                                                                                                    Weighted-
                                                                                                    Average
                                                                Exercisable                         Exercise
                                                                  Shares            Shares           Price
     Outstanding, April 30, 1996                                 135,314            353,749            5.52
       Granted                                                                       74,700            5.30
       Exercised                                                                    (12,466)           2.57
       Expired                                                                      (81,866)           5.48
                                                                                    --------

     Outstanding, April 30, 1997                                 191,866            334,117            5.43
       Granted                                                                       99,600            6.50
       Exercised                                                                    (74,852)           3.87
       Expired                                                                      (45,424)           6.12
                                                                                    --------

     Outstanding, April 30, 1998                                 186,010            313,441            6.18
       Granted                                                                      227,100            4.14
       Exercised                                                                          -               -
       Expired                                                                     (119,066)           6.49
                                                                                   ---------

     Outstanding, April 30, 1999                                 162,434            421,475            4.99
                                                                                   =========


   The weighted-average fair values of options granted during 1997, 1998 and 1999 were $2.80, $4.00 and $2.98, respectively.

   The following tables summarize information about stock options outstanding as of April 30, 1999:


     Options Outstanding                                                       Weighted-           Weighted-
                                                                                Average             Average
                                                                               Remaining           Exercise
     Range of exercise price                                Shares          Contractual Life        Price
     $2.00 - $3.99                                          169,200                9.74               $3.63
     $4.00 - $5.99                                          121,809                7.78                5.21
     $6.00 - $7.50                                          130,466                7.84                6.56

     Options Exercisable                                                       Weighted-
                                                                                Average
     Range of Exercise Price                                Shares           Exercise Price

     $2.00 - $3.99                                            1,600               $2.00
     $4.00 - $5.99                                           82,374                5.35
     $6.00 - $7.50                                           78,460                6.56

   As of April 30, 1999, the Company has 374,170 shares available for future options under the Plans.

10.  EARNINGS PER SHARE

     Effective January 31, 1998, Wave adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 established standards for computing and presenting earning per share ("EPS"). The old standard, which required exhibiting primary and fully diluted EPS calculations, was replaced by basic and diluted EPS calculations. Basic EPS measures operating performance assuming no dilution from securities or contracts to issue common stock. Diluted EPS measures operating performance after considering the dilution that would occur when securities or contracts to issue common stock are exercised or converted.

     Basic EPS calculations were computed using the weighted average number of common shares outstanding each year (3,928,141 in 1997, 4,012,087 in 1998 and 4,150,954 in 1999). Diluted EPS calculations take into account the effect of dilutive potential common shares (40,598 in 1997, 53,739 in 1998 and 22,494 in 1999). Dilutive potential common shares consist of outstanding stock options. As of April 30, 1999, outstanding options to purchase approximately 250,000 shares of common stock were not included in the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares. These options expire from 2003 through 2009.

11.  GEOGRAPHIC SEGMENTS

     Upon adoption of SFAS 131, the Company has presented financial information for its two reportable operating segments: US Operations, International Operations. The US Operations segment consists of sales, operations and the Company's research and development. International Operations segment represents a sales and operations group managed by the Company's wholly owned subsidiary in the United Kingdom. The International Operations segment includes the operation of two training centers in London as well as sales of the Company's products and methodology to distributors outside the United States and United Kingdom. Some of the international sales are booked and fulfilled by the Company's parent operations in the United States.

     The Company and its subsidiary operate in one industry segment, the development, marketing and delivery of training and instructional products related to sophisticated information technologies. The Company provides its products and services through instructor-led courses, seminars, multimedia-published products and over the Internet.

     The Company's products are primarily developed in the United States and sold to customers in the US, the Company's subsidiary in the United Kingdom and to distributors in other geographic areas. All inter-segment revenues and costs of revenues associated with transactions between segments are eliminated in consolidation.

     The Company's management does not allocate the resources, assets and expenses related to courseware development activities, which primarily take place in the US, to the other segments. The Company's management also does not attempt to allocate the resources and assets used in the US and the UK to support the International Distributor activity. The Company does not review segment results below net income before taxes, therefore, income taxes is not broken out by segment. The Company does not account for nor report to management its assets or capital expenditures by segment, thus asset information is not provided on a segment basis.

   A summary of the segment financial information reported to the Company's management is as follows:

                                                                             Year Ended April 30, 1997
                                                                   --------------------------------------------
                                                                         US        International
                                                                     Operations     Operations     Consolidated
     Revenues                                                           $ 24,488          $ 6,338       $ 30,826
                                                                        --------          -------       --------

     Cost of services, products and development                           13,488            1,816         15,304
     Sales and marketing                                                   6,203            1,819          8,022
     General and administrative                                            4,869            1,300          6,169
                                                                        --------          -------       --------

                Total costs and expenses                                  24,560            4,935         29,495
                                                                        --------          -------       --------

     Income (loss) from operations                                           (72)           1,403          1,331

     Other income (expense)                                                  (59)               6            (53)
                                                                        --------          -------       --------

     Net income (loss) before income taxes                              $   (131)         $ 1,409       $  1,278
                                                                        ========          =======       ========

                                                                             Year Ended April 30, 1998
                                                                   --------------------------------------------
                                                                         US        International
                                                                     Operations     Operations     Consolidated
     Revenues                                                           $ 28,130          $ 8,014       $ 36,144
                                                                        --------          -------       --------

     Cost of services, products and development                           16,466            3,348         19,814
     Sales and marketing                                                   6,863            2,250          9,113
     General and administrative                                            5,135            1,656          6,791
                                                                        --------          -------       --------

                Total costs and expenses                                  28,464            7,254         35,718
                                                                        --------          -------       --------

     Income (loss) from operations                                          (334)             760            426

     Other income (expense)                                                 (129)              30            (99)
                                                                        --------          -------       --------

     Net income (loss) before income taxes                              $   (463)         $   790       $    327
                                                                        ========          =======       ========

                                                                              Year Ended April 30, 1999
                                                                   -------------------------------------------
                                                                         US        International
                                                                     Operations     Operations     Consolidated
     Revenues                                                             $ 25,340        $ 11,681      $ 37,021
                                                                         ---------        --------      --------

     Cost of services, products and development                             15,403           4,641        20,044
     Sales and marketing                                                     7,748           2,930        10,678
     General and administrative                                              4,603           1,508         6,111
                                                                          --------        --------      --------

                Total costs and expenses                                    27,754           9,079        36,833
                                                                          --------        --------      --------

     Income (loss) from operations                                          (2,414)          2,602           188

     Other income (expense)                                                   (103)             15           (88)
                                                                          --------        --------      --------

     Net income (loss) before income taxes                                $ (2,517)       $  2,617      $    100
                                                                          ========        ========      ========

   The categorization of revenue based upon the geographic location of the customer would also be categorized the same as provided in the above information.

   Long-lived assets are those assets that can be directly associated with a particular geographic area. Geographical areas categorize these assets as follows:

                                                                               Year Ended April 30, 1998
                                                                          -----------------------------------
                                                                            1998                1999

     Long-lived assets:
     United States                                                            $6,229              $5,994
     United Kingdom                                                              935                 735
                                                                              ------              ------
          Total                                                               $7,164              $6,729
                                                                              ======              ======

     In fiscal years 1997, 1998 and 1999 approximately $1,462 (5%), $3,995 (11%)
     and $583 (2%) of revenues were from one customer, respectively.

12.  ACQUISITION

     On January 22, 1998, the Company purchased substantially all of the assets of QA Training, Inc. ("QA") through the issuance of 20,000 shares of common stock and cash payments for direct transaction cost of approximately $17. QA was a wholly owned U.S. subsidiary of QA Ltd. of the United Kingdom that provided information technology training in the United States. The acquisition of QA has been accounted for as a purchase transaction in accordance with the Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible and intangible assets acquired based on estimated fair values at January 22, 1998. The allocation is summarized as follows:

          Property                                                               $ 56
          Goodwill                                                                 77
                                                                                 ----

                                                                                 $133
                                                                                 ====

     The portion allocated to goodwill is being amortized on a straight-line basis over four years.

                                  * * * * * *