Form 10-Q
period 1999-07-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1999-09-14
CIK 925869

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended              July 31, 1999
                                     ------------------------------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         Commission file number              0-24454

                      Wave Technologies International, Inc.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Missouri                        43-1481443
   --------------------------------------------------------------------------
          (State or other jurisdiction of       (IRS Employer ID No.)
           incorporation or organization)

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
                             Yes    X           No
                                 -------           -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes _____    No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The issuer had 4,150,954 shares of common stock, par value $.50, outstanding as of September 9, 1999.

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.


                               Table of Contents
                       Form 10-Q for the Quarterly Period
                              Ended July 31, 1999

PART I     FINANCIAL INFORMATION                                            Page
------     ---------------------                                            ----

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets at July 31, 1999, and                   3
           April 30, 1999

           Consolidated Statements of Operations for the                       4
           three months ended July 31, 1999 and 1998

           Consolidated Statements of Cash Flows for the                       5
           three months ended July 31, 1999 and 1998

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of  Operation                                               8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         10


PART II    OTHER INFORMATION
-------    -----------------

Item 6.    Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                    11

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, unaudited)

                                                                     April 30    July 31
                                                                       1999       1999
                                                                     --------    -------
                             ASSETS
------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                           $   701    $ 1,665
  Accounts receivable (less allowance of $395 and
     $446, respectively)                                               11,642      9,000
  Inventory                                                               845      1,094
  Prepaid expenses                                                        855        925
                                                                      -------    -------
          Total current assets                                         14,043     12,684

Property, plant & equipment - net                                       2,331      2,077
Prepaid direct mail cost                                                  613        771
Deferred courseware                                                     2,239      2,266
Other assets                                                            2,563      2,347
                                                                      -------    -------
  Total assets                                                        $21,789    $20,145
                                                                      =======    =======

              LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------

Current liabilities:
  Accounts payable                                                    $ 2,369    $ 2,121
  Accrued expenses                                                      2,686      2,410
  Deferred revenue                                                      6,145      5,659
  Bank line-of-credit                                                   1,470        775
  Current portion of long-term debt and capital lease obligations:
       Other                                                               38         24
                                                                      -------    -------
          Total current liabilities                                    12,708     10,989

Accrued rent liability                                                    224        195

Common shareholders' equity:
 Common stock, $.50 par value, authorized 20,000,000 shares;
  issued, 4,158,311                                                     2,079      2,079
 Less treasury stock, at cost (7,357 shares)                              (15)       (15)
 Additional paid-in capital                                             8,083      8,083
 Accumulated deficit                                                   (1,318)    (1,200)
 Cumulative translation adjustment                                         28         14
                                                                      -------    -------
          Total common shareholders' equity                             8,857      8,961
                                                                      -------    -------
  Total liabilities and shareholders' equity                          $21,789    $20,145
                                                                      =======    =======

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share, unaudited)

                                                        Three Months Ended
                                                              July 31
                                                    -------------------------
                                                        1998          1999
                                                    -----------   -----------
Revenues:

     Publishing                                      $    4,133    $    4,622
     Instructor-led training                              2,800         4,108
     Custom solutions                                       933           314
                                                    -----------   -----------

          Total revenues                                  7,866         9,044
                                                    -----------   -----------


Cost and expenses:

     Cost of services, products and development           4,304         4,932
     Sales and marketing                                  2,493         2,482
     General and administrative                           1,456         1,410
                                                    -----------   -----------

          Total costs and expenses                        8,253         8,824
                                                    -----------   -----------
Income (loss) from operations                              (387)          220

Other income (expenses) - net                                 7           (24)
                                                    -----------   -----------
Income (loss) before tax                                   (380)          196

Less provision (benefit) for income taxes                  (153)           78
                                                    -----------   -----------
Net income (loss)                                    $     (227)   $      118
                                                    ===========   ===========

Basic net income (loss) per common shares            $    (0.05)   $     0.03
                                                    ===========   ===========

Basic weighted average common shares                  4,158,311     4,150,954
                                                    ===========   ===========

Diluted net income (loss) per common shares          $    (0.05)   $     0.03
                                                    ===========   ===========

Diluted weighted average common shares               *4,158,311     4,154,036
                                                    ===========   ===========

* - All stock options are excluded from diluted weighted average shares outstanding as their effect is anti-dilutive.

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED JULY 31
                       (Dollars in thousands, unaudited)

                                                                                    1998       1999
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                $ (227)     $  118
  Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                                                    947       1,052
     Net changes in other assets and liabilities, net of acquisitions:
        Accounts receivable                                                          (148)      2,628
        Inventory                                                                     (49)       (249)
        Other current assets                                                           47         (70)
        Prepaid direct mail                                                          (342)       (158)
        Other assets                                                                 (391)        (49)
        Deferred tax asset                                                           (153)         73
        Accounts payable                                                              (84)       (248)
        Accrued expenses                                                             (899)       (276)
        Accrued rent liability                                                        (68)        (29)
        Deferred revenue                                                              449        (486)
                                                                                  --------    --------
           Net cash from (used) in operating activities                              (918)      2,306
                                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                               (225)       (100)
  Capitalized development                                                            (569)       (533)
                                                                                  --------    --------
           Net cash used in investing activities                                     (794)       (633)
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings under line of credit -- net                                975        (695)
  Repayments of notes payable                                                         (67)          -
  Payments of capital lease obligations                                               (17)        (14)
                                                                                  --------    --------
           Net cash provided by financing activities                                  891        (709)
                                                                                  --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (821)        964

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      1,498         701
                                                                                  --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  677      $1,665
                                                                                  ========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts (other than per share data) in thousands)

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

The results of operations for the three months ended July 31, 1999, are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended April 30, 1999, and the notes thereto.

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

NOTE II. - DEBT

The Company's operating bank line of credit, in the amount of $3,500, was renewed on September 1, 1999. It bears interest at the bank's prime rate and is secured by the Company's accounts receivables, inventory and equipment. The Chairman of the Board of the bank is a member of the Board of Directors of the Company.

NOTE III. - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. As of July 31, 1999, outstanding options to purchase approximately 401,000 shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock.

NOTE IV. - REPORTING COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all non-shareowner changes in equity and for Wave consists of net income (loss) and foreign currency translation adjustments. Total comprehensive income (loss) for the three months ended July 31, 1998 and 1999 was:

                                             Three Months Ended
                                                  July 31,
                                             ------------------
                                                1998    1999

Net income (loss)                              $(227)  $ 118
Other comprehensive gain (loss)                  (35)    (14)
                                               -----   -----
Total comprehensive income (loss)              $(262)  $ 104

NOTE V. - DISCLOSURE ABOUT SEGMENTS

The Company's management does not allocate the resources, assets and expenses related to courseware development activities, which primarily take place in the United States, to the other segments. The Company's management also does not attempt to allocate the resources and assets used in the United States and the United Kingdom to support the international distribution activity. The Company does not review segment results below net income before taxes; therefore, income taxes are not broken out by segment. The Company does not account for or report to management its assets or capital expenditures by segment, and thus asset information is not provided on a segment basis.

                                                    Three months ended July 31, 1998
                                               -------------------------------------------
                                                              International
                                               US Operations    Operations    Consolidated
                                               -------------  -------------   ------------
Revenues                                           $5,522         $2,344         $7,866

Cost of services, products and development          3,580            724          4,304
Sales and marketing                                 1,748            745          2,493
General and administrative                          1,064            392          1,456
                                                   ------         ------         ------

Total cost and expenses                             6,392          1,861          8,253
                                                   ------         ------         ------

Income (loss) from operations                        (870)           483           (387)

Other income (expense)                                 (1)             8              7
                                                   ------         ------         ------

Net income (loss) before income taxes              $ (871)        $  491         $ (380)
                                                   ======         ======         ======

                                                    Three months ended July 31, 1999
                                               -------------------------------------------
                                                              International
                                               US Operations    Operations    Consolidated
                                               -------------  -------------   ------------
Revenues                                           $6,622         $2,422         $9,044

Cost of services, products and development          3,931          1,001          4,932
Sales and marketing                                 1,772            710          2,482
General and administrative                          1,110            300          1,410
                                                   ------         ------         ------

Total cost and expenses                             6,813          2,011          8,824
                                                   ------         ------         ------

Income (loss) from operations                        (191)           411            220

Other income (expense)                                (28)             4            (24)
                                                   ------         ------         ------

Net income (loss) before income taxes              $ (219)        $  415         $  196
                                                   ======         ======         ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

(All dollar amounts (other than per share data) in thousands)

                                    Overview

     Wave Technologies International, Inc. ("Wave" or the "Company") designs, develops and delivers integrated training solutions addressing technical certification, including computer programming, networking and operating systems certifications. Wave delivers its certification training by integrating Internet-based assessment, self-study materials, Internet mentoring and intervention, and live instructor led training ("ILT"), either in-person or over the Internet. The Company produces and distributes course books, self-study guides, training videos, CD-ROM and CBT (computer-based training) materials.
For example, Wave's boot camp style Camp Wave combines self-study material, assessment, mentoring and drill and practice with live intensive ILT. The Company's eCamp Wave(TM) provides similar self-study materials, integrated assessment, mentoring and drill practice but provides the flexibility of remote web-based ILT. Many of the Company's products are offered in both formats.
Wave believes that its methodology of integrating self-study with instructor-led training (either live or over the Internet) is crucial to student learning and success in achieving technical certification.

     A growing factor in the technology training market is the development of technical certification standards. A number of manufacturers and associations, including Microsoft, CompTIA and Novell, have established certification programs for their hardware or software products. Wave currently provides certification training for Microsoft's MCSE and MCSD programs, Cisco's CCNA, Novell's CNE, and CompTIA's A+ and Network+ certifications. The certification sponsoring organizations set certification standards that are satisfied by passage of standardized tests, but do not dictate the methods that students may use to prepare for the tests. Typically, students prepare by taking courses or undertaking self-study. In addition to the knowledge gained in studying for certification tests, students obtaining certification generally have increased credibility in the industry and enhanced job possibilities. Wave believes that its focus on certification, which measures outcomes, helps the Company sell against lower cost alternatives as well as competitors who offer higher entertainment value, without measurable results.

     The Company offers instructor-led courses and sells integrated training programs at its eleven training centers in the United States and at its two training centers in the United Kingdom. Wave's UK operations along with international distributors comprise its international division.

     The Company's fiscal year ends on April 30, so that the quarters ended July 31, 1998 through April 30, 1999 fall into Wave's 1999 fiscal year. The most recent quarter, July 31, 1999, is the first quarter of Wave's 2000 fiscal year.

                  Three Months Ended July 31, 1999 Compared To
                        Three Months Ended July 31, 1998

     Total revenues increased by $1,178, or 15%, in the quarter ended July 31, 1999, to $9,044 from $7,866 in the same quarter in fiscal 1999. This increase in revenue from growth in the Company's core business - certification training - more than offset a decline in revenues from custom solutions projects discontinued in calendar 1998. International revenues accounted for approximately 27% of Wave's total revenues in the quarter ended July 31, 1999, compared to 30% in the same quarter in fiscal 1999.

     Publishing revenues increased $489, or 12%, from $4,133 for the fiscal 1999 quarter to $4,622, but decreased slightly as a percentage of total revenues to 51% from 53% in the same quarter in fiscal 1999. Domestic publishing revenues increased $700, or 27%, primarily from products related to the Company's "Camp Wave" boot camp style programs, and licenses for delivery by third parties. This increase was partially offset by a $211 decrease in international publishing revenues, which declined as a percentage of total publishing revenues to 30% from 38% in the fiscal 1999 quarter, as sales to international distributors slowed.

     Instructor-led training ("ILT") revenues increased $1,308, or 47%, from the same quarter in fiscal 1999, and increased as a percentage of total revenues to 45%, compared to 36% in the same quarter of the prior year, largely as the result of the ongoing success of the Company's new "boot camp" programs. Domestic ILT revenues increased $1,019, or 50%, while international ILT revenues increased $289, or 38%.

     Custom solutions revenues decreased $619, or 66 %, from the same period in fiscal 1999, and decreased as a percentage of total revenues to 3%, compared to 12% in the first quarter of fiscal 1999. Custom solutions revenues were impacted by the Company's decision to discontinue its participation in the GTE University program, and other programs not closely related to Wave's core business.

     Cost of services, products and development increased $628, or 15%, in the quarter ended July 31, 1999, to $4,932, and remained constant as a percent of total revenues at 55%. Domestic cost of services, products and development increased by $351, or 10%. International cost of services, products and development increased $277, or 38%. Costs of materials represented the largest increase, $236, or 35%, including a $115, or 66%, increase in international material costs related to third-party test materials and a $120, or 24%, increase in domestic material costs for ILT materials to support the significant growth in domestic ILT revenues. Salaries, commissions, and related payroll costs increased $218, or 14%. Rent increases and increases in expenses for rental of third-party facilities and equipment rentals accounted for $172 of the increase. Development expenses and amortization of license fees for third-party products increased $204, as the Company increased its use of third-party vendor's products and capitalized fewer internal development costs. Shipping expenses also increased by $64, to support the increased sales of published products and the additional materials needed in the training centers as the result of the increase in ILT revenues. Most other costs of goods and services categories also increased by immaterial amounts, to support the increase in revenues. These increases were partially offset by a $360 decrease in costs related to the custom solutions programs.

     Total sales and marketing expenses for the quarter ended July 31, 1999, decreased slightly by $11, to $2,482, from the same quarter in fiscal 1999, and decreased as a percentage of total revenues, to 27% from 32%. International sales and marketing expenses decreased by $35, or 5%, while domestic sales and marketing expenses increased, by $24, or 1%. Advertising and promotional expenses increased by $107, or 42%, largely because of an increase in international advertising for boot camps. Direct mail expenses, which are capitalized and amortized also increased, by $31, as Wave continued its expanded direct mail campaign. Other sales and marketing expenses also increased by an aggregate of $90, compared to the same quarter in the prior fiscal year, although no single expense category increased by a material amount. These increases were offset by decreases in personnel-related costs. Total sales and marketing payroll expenses decreased by $183, and employee travel-related sales and marketing expenses decreased by $56, as the result of Wave's reduction in its outside sales force.

     General and administrative expenses for the quarter ended July 31, 1999, decreased $46, or 3%, to $1,410, from the same quarter in fiscal 1999, and decreased as a percentage of revenues, to 16% from 19%. Payroll-related expenses increased $57, or 12%, from the same period in fiscal 1999. This increase was offset by a $91 decrease in depreciation, as the result of the Company's shift from purchasing new equipment to equipment leases and equipment rental.

     The Company had net income of $118, or $.03 per share, for the first quarter of fiscal 2000, compared to a net loss of $227, or $0.05 per share, for the quarter ended July 31, 1998.


                        Liquidity and Capital Resources

     The Company's net cash balance improved by almost $1,000 during the quarter, and was $1,665, at July 31, 1999, compared to $701 at April 30, 1999. Total accounts receivable decreased, by $2,642, or 23%, from April 30, 1999. Wave also reduced accounts payable, by $248, from $2,369 at April 30, 1999 to $2,121 at July 31, 1999. Net property, plant and equipment decreased by $254, as the result of depreciation of $354, offset in part by the addition of $100 of new equipment.

     As Wave continued its focused direct mail program, prepaid direct mail increased by $158 or 26% at July 31, 1999, compared to April 30, 1999. While prepaid advertising appears as an asset on the balance sheet, that amount will be expensed over its expected period of future benefits. Similarly, deferred revenue is booked as a liability, but the $5,659 in deferred revenue at July 31, 1999, will be recognized as revenues over the next twelve months. This amount represents a $486 decrease in deferred revenue from the end of fiscal 1999 and a $1,263 increase from July 31, 1998. Although deferred revenue decreased from 1999 fiscal year end levels, Wave did not experience a decrease in bookings during the quarter ended July 31, 1999. Instead the

Company's fulfillment rate for boot camps booked in the past increased, which reduced deferred revenues, and increased total revenues.

     Wave had drawn $775 on its line of credit at quarter end, compared to balance of $1,470 at the end of fiscal 1999. The Company had overnight borrowing balances on the line continuously during the first quarter of fiscal 2000. Since August 1, 1999, overnight borrowings have fluctuated between $0 and $600.

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

     The Company continues its analysis of its systems and its work with its software vendors to determine the impact of Year 2000 issues on its operations. Based upon discussions with its vendors, management believes that Year 2000-compliant upgrades are available for all of its programs at minimal costs, aggregating approximately $200 for materials, installation and testing, including $60 of estimated internal labor costs. Wave currently anticipates being Year 2000-compliant by the end of its second quarter in fiscal 2000. Although the Company's vendors have indicated that Year 2000-compliant upgrades are available, in the event that such upgrades are not compatible with existing hardware or software, or are not fully compliant, Wave believes that it can complete all internal functions manually, including order entry, class registration and scheduling, accounting and financial reporting. This would involve additional employee time and effort, and might delay completion of certain internal reports, and would be estimated to cost an additional $25 to $50 for short-term employee overtime and temporary labor costs. If broad interruption of telephone, banking, air travel or similar services or utilities were to occur, however, this would have a material adverse effect on the Company's operations, as it would interfere with customers' abilities to place and pay for orders, and the Company's ability to ship publishing materials to its customers, and to fulfill customers' training requirements.


Forward - Looking Statements

     Certain forward-looking statements are included in this Form 10-Q. They use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in the market acceptance of Wave's integrated program, market delays related to anticipated or new releases of Windows 2000, delays by Microsoft or other vendors in implementing certification guidelines for their new products, the speed and effectiveness of new direct mail initiatives, global and local business and economic conditions, legislation and governmental regulations, competition, the Company's ability to effectively maintain and update its product portfolio, shifts in technology, political or economic instability in local markets, weather-related issues significantly affecting attendance at training centers, and currency and exchange rates. As Wave has focussed its core business and Camp Wave boot camps on training for Microsoft's MCSE, the Company's dependence on continued demand for the MCSE certification has increased significantly. In addition, as an increasing proportion of Wave's revenues are attributable to large licensing agreements, significant quarterly fluctuations in revenues and earnings may occur. Wave's fiscal 2000 results also will be adversely affected if companies reduce training for their IT staffs to keep these employees on site to address potential Year 2000 problems.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The Company has minimal exposure to market risks as it relates to effects of changes in interest rates and foreign currency exchange rates. Wave does not hold or issue derivative financial instruments. There has been no significant change in these market risks since Wave's last fiscal year ended April 30, 1999. For more information see "Quantitative and Qualitative Disclosures About Market Risk" in Wave's Annual Report on Form 10-K for the year ended April 30, 1999.


                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders.

               Not Applicable

Item 5. Other Information

               Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

  27           Financial Data Schedule

(b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the fiscal quarter ended July 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Wave Technologies International, Inc.



Dated: September 13, 1999   By:     /s/ J. Michael Bowles
                                -----------------------------------------------
                                J. Michael Bowles, Chief Financial Officer
                                (Principal Accounting and Financial Officer and Duly Authorized Officer)

                                 Exhibit Index
                                 -------------

27   Financial Data Schedule