Form 10-Q
period 1999-10-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 1999-12-15
CIK 925869

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             October  31, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         Commission file number                          0-24454

                     Wave Technologies International, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Missouri                                43-1481443
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or      (IRS Employer ID No.)
                  organization)

                10845 Olive Boulevard, Suite 250, Saint Louis,
--------------------------------------------------------------------------------
            Missouri 63141 (Address of principal executive offices)


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

                         Yes            X          No
                                   ----------            ---------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes _____    No ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The issuer had 4,158,311 shares of common stock, par value $.50, outstanding as of December 13, 1999.

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.


                               Table of Contents
                      Form 10-Q for the Quarterly Period
                            Ended October 31, 1999



PART I      FINANCIAL INFORMATION                                          Page
------      ---------------------

Item 1.     Financial Statements (Unaudited)

                    Consolidated Balance Sheets at October 31, 1999, and
                    April 30, 1999                                            3

                    Consolidated Statements of Operations for the three
                    and six months ended October 31, 1999 and 1998            4

                    Consolidated Statements of Cash Flows for the
                    six months ended October 31, 1999 and 1998                5

                    Notes to Consolidated Financial Statements                6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of  Operation                                             8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk       10


PART II     OTHER INFORMATION
-------     -----------------

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                   11

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                                           April 30          October 31
                                                                                             1999               1999
                                                                                          -----------      --------------
                                                                                                              unaudited
                                       ASSETS
Current assets:
       Cash and cash equivalents                                                          $       701      $          841
       Accounts receivable (less allowance of $395 and
           $449, respectively)                                                                 11,642              10,725
       Inventory                                                                                  845               1,214
       Prepaid expenses                                                                           855                 805
                                                                                          -----------      --------------
                                  Total current assets                                         14,043              13,585

Property, plant & equipment - net                                                               2,331               1,953
Prepaid direct mail cost                                                                          613                 827
Deferred courseware                                                                             2,239               2,540
Other assets                                                                                    2,563               1,989
                                                                                          -----------      --------------

       Total assets                                                                       $    21,789      $       20,894
                                                                                          ===========      ==============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                                   $     2,369      $        2,370
       Accrued expenses                                                                         2,686               2,961
       Deferred revenue                                                                         6,145               5,940
       Bank line-of-credit                                                                      1,470                 325
       Current portion of long-term debt and capital lease obligations:
            Other                                                                                  38                   9
                                                                                          -----------      --------------
                                  Total current liabilities                                    12,708              11,605

Accrued rent liability                                                                            224                 183

Common shareholders' equity:
     Common stock, $.50 par value, authorized 20,000,000 shares;
       issued, 4,158,311 shares                                                                 2,079               2,079
     Less treasury stock, at cost (7,357 shares)                                                  (15)                (15)
     Additional paid-in capital                                                                 8,083               8,083
     Accumulated deficit                                                                       (1,318)             (1,086)
     Cumulative translation adjustment                                                             28                  45
                                                                                          -----------      --------------
                                  Total common shareholders' equity                             8,857               9,106
                                                                                          -----------      --------------

       Total liabilities and shareholders' equity                                         $    21,789      $       20,894
                                                                                          ===========      ==============

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per share data, unaudited)


                                                                  Three Months Ended               Six Months Ended
                                                                      October 31                      October 31
                                                                      ----------                      ----------
                                                                 1998            1999            1998            1999
                                                                 ----            ----            ----            ----
Revenues:

         Publishing                                           $    5,225      $    4,594     $    9,358     $     9,215
         Instructor-led training                                   4,365           4,761          7,165           8,869
         Custom solutions                                            321              95          1,254             409
                                                              ----------      ----------     ----------     -----------
                      Total revenues                               9,911           9,450         17,777          18,493
                                                              ----------      ----------     ----------     -----------
Cost and expenses:

         Cost of services, products and development                5,256           5,445          9,561          10,377
         Sales and marketing                                       2,676           2,413          5,169           4,894
         General and administrative                                1,535           1,406          2,991           2,816
                                                              ----------      ----------     ----------     -----------
                      Total costs and expenses                     9,467           9,264         17,721          18,087
                                                              ----------      ----------     ----------     -----------

Income from operations                                               444             186             56             406
Other income (expenses) - net                                        (28)              4            (21)            (20)
                                                              ----------      -----------    ----------     -----------
Income before tax                                                    416             190             35             386
Less provision for income taxes                                      168              76             14             154
                                                              ----------      ----------     ----------     -----------
Net income                                                    $      248      $      114     $       21     $       232
                                                              ==========      ==========     ==========     ===========

Basic net income per common shares                            $     0.06      $     0.03     $     0.01     $      0.06
                                                              ==========      ==========     ==========     ===========

Basic weighted average common shares                           4,158,311       4,150,954      4,158,311       4,150,954
                                                              ==========      ==========     ==========     ===========

Diluted net income per common shares                          $     0.06      $     0.03     $     0.01     $     0.06
                                                              ==========      ==========     ==========     ===========

Diluted weighted average common shares                         4,163,220       4,160,030      4,166,358       4,164,614
                                                              ==========      ==========     ==========     ===========

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands, unaudited)

                                                                                        Six Months Ended
                                                                                           October 31
                                                                                    --------------------------
                                                                                       1998            1999
                                                                                       ----            ----
     CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income                                                                  $       21      $      232
        Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
        Depreciation and amortization                                                    1,974           2,080
        Net changes in other assets and liabilities, net of acquisitions:
          Accounts receivable                                                           (2,440)            934
          Inventory                                                                        (54)           (369)
          Other current assets                                                            (246)             50
          Prepaid direct mail                                                             (632)           (214)
          Other assets                                                                    (220)             41
          Deferred tax asset                                                              (153)            149
          Accounts payable                                                                 651               1
          Accrued expenses                                                                (447)            275
          Accrued rent liability                                                           (53)            (41)
          Deferred revenue                                                               1,159            (205)
                                                                                    ----------      ----------
               Net cash from provided by (used in) operating activities                   (440)          2,933
                                                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                                                              (532)           (295)
        Capitalized development                                                         (1,037)         (1,324)
                                                                                    ----------      ----------
            Net cash used in investing activities                                       (1,569)         (1,619)
                                                                                    ----------      ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from borrowings (repayments) under line of credit - net                 1,500          (1,145)
        Repayments of notes payable                                                       (127)              -
        Payments of capital lease obligations                                              (31)            (29)
                                                                                    ----------      ----------

          Net cash provided by (used in) financing activities                            1,342          (1,174)
                                                                                    ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (667)            140

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,498             701
                                                                                    ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $      831      $      841
                                                                                    ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(All dollar amounts (other than per share data) in thousands)

NOTE I. - GENERAL

The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period being reported. Additionally, it should be noted that the accompanying condensed consolidated financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.

The results of operations for the three and six months ended October 31, 1999, are not necessarily indicative of the results of operations for the full year.

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

NOTE II. - DEBT

The Company's operating bank line of credit, in the amount of $3,500, was renewed on September 1, 1999, for a term of one year. It bears interest at the bank's prime rate and is secured by the Company's accounts receivables, inventory and equipment. The Chairman of the Board of the bank is a member of the Board of Directors of the Company.

NOTE III. - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. As of October 31, 1999, outstanding options to purchase approximately 368,000 shares, and 382,000 shares of common stock were not included in the computation of the diluted earnings per share computation for the quarter and the year to date, respectively, because the exercise prices of these options were greater than the corresponding average market price of the common stock for these two periods.

NOTE IV.-REPORTING COMPREHENSIVE INCOME

Comprehensive income includes all non-shareholder changes in equity and for Wave consists of net income and foreign currency translation adjustments. Total comprehensive income for the three and six months ended October 31, 1998 and 1999 was:

                                      Three Months Ended       Six Months Ended
                                          October 31,             October 31,
                                      -------------------     ------------------
                                       1998         1999       1998        1999

Net income                            $  248       $  114     $   21      $  232
Other comprehensive gain                  45           31         14          17
                                      ------       ------     ------      ------

Total comprehensive income            $  293       $  145     $   35      $  249
                                      ======       ======     ======      ======


NOTE V.- DISCLOSURE ABOUT SEGMENTS

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

                                                     Three months ended October 31, 1998
                                               ------------------------------------------------
                                                                 International
                                               US Operations      Operations       Consolidated
                                               -------------     -------------     ------------
Revenues                                             $ 7,529          $  2,382         $  9,911

Cost of services, products and development             4,241             1,015            5,256
Sales and marketing                                    2,045               631            2,676
General and administrative                             1,209               326            1,535
                                                    --------          --------         --------
Total cost and expenses                                7,495             1,972            9,467
                                                    --------          --------         --------

Income from operations                                    34               410              444
Other income (expense)                                   (32)                4              (28)
                                                    --------          --------         --------
Net income before income taxes                       $     2          $    414         $    416
                                                    ========          ========         ========

                                                     Three months ended October 31, 1999
                                               ------------------------------------------------
                                                                 International
                                               US Operations      Operations       Consolidated
                                               -------------     -------------     ------------
Revenues                                            $  6,240          $  3,210         $  9,450

Cost of services, products and development             4,284             1,161            5,445
Sales and marketing                                    1,638               775            2,413
General and administrative                             1,074               332            1,406
                                                    --------          --------         --------

Total cost and expenses                                6,996             2,268            9,264
                                                    --------          --------         --------

Income (loss) from operations                           (756)              942              186
Other income (expense)                                    (3)                7                4
                                                    --------          --------         --------
Net income (loss) before income taxes               $   (759)         $    949         $    190
                                                    ========          ========         ========

                                                      Six months ended October 31, 1998
                                               ------------------------------------------------
                                                                 International
                                               US Operations      Operations       Consolidated
                                               -------------     -------------     ------------
Revenues                                            $ 13,051          $  4,726         $ 17,777

Cost of services, products and development             7,822             1,739            9,561
Sales and marketing                                    3,793             1,376            5,169
General and administrative                             2,273               718            2,991
                                                    --------          --------         --------
Total cost and expenses                               13,888             3,833           17,721
                                                    --------          --------         --------

Income (loss) from operations                           (837)              893               56
Other income (expense)                                   (33)               12              (21)
                                                    --------          --------         --------
Net income (loss) before income taxes               $   (870)         $    905         $     35
                                                    ========          ========         ========

                                                      Six months ended October 31, 1999
                                               ------------------------------------------------
                                                                 International
                                               US Operations      Operations       Consolidated
                                               -------------     -------------     ------------
Revenues                                             $12,861          $  5,632         $ 18,493

Cost of services, products and development             8,214             2,163           10,377
Sales and marketing                                    3,411             1,483            4,894
General and administrative                             2,184               632            2,816
                                                    --------          --------         --------
Total cost and expenses                               13,809             4,278           18,087
                                                    --------          --------         --------

Income (loss) from operations                           (948)            1,354              406
Other income (expense)                                   (31)               11              (20)
                                                    --------          --------         --------
Net income (loss) before income taxes               $   (979)         $  1,365         $    386
                                                    ========          ========         ========


  2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                                   Overview

     Wave Technologies International, Inc. ("Wave" or the "Company") designs, develops and delivers integrated training solutions addressing technical certification, including computer programming, networking and operating systems certifications. Wave delivers its certification training by integrating Internet-based assessment, self-study materials, Internet mentoring and intervention, and live instructor led training ("ILT"), either in-person or over the Internet. The Company produces and distributes course books, self-study guides, training videos, CD-ROM and CBT (computer-based training) materials. For example, Wave's boot camp style Camp

Wave(TM) combines self-study material, assessment, mentoring and drill and practice with live intensive ILT. The Company's eCamp Wave(TM) provides similar self-study materials, integrated assessment, mentoring and drill practice but provides the flexibility of remote web-based ILT. Many of the Company's products are offered in both formats. Wave believes that its methodology of integrating self-study with instructor-led training (either live or over the Internet) is crucial to student learning and success in achieving technical certification.

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

     In addition, in response to significant activity in the Linux marketplace, Wave has expanded its Linux training initiatives over the past six months. For example, the Company has entered into Linux courseware licensing and development agreements and offers Linux boot camps. Although Linux-related offerings currently represent a small portion of Wave's revenues, the Company expects the importance of Linux training to increase.

     The Company offers instructor-led courses and sells integrated training programs at its ten training centers in the United States and at its two training centers in the United Kingdom. Wave's UK operations along with international distributors comprise its international division.

     The Company's fiscal year ends on April 30. The most recent quarter, October 31, 1999, is the second quarter of Wave's 2000 fiscal year.

                Three Months Ended October 31, 1999 Compared To
                      Three Months Ended October 31, 1998

     Total revenues decreased $461, or 5%, in the quarter ended October 31, 1999, to $9,450 from $9,911 in the same quarter in fiscal 1999, but increased $406, or 5%, over total revenues for the first fiscal 2000 quarter. From the fiscal 1999 period, domestic revenues decreased $1,289, or 17%. This decrease was partially offset by an increase in international revenues of $828, or 35%. International revenues accounted for approximately 34% of Wave's total revenues in the quarter ended October 31, 1999, compared to 24% of total revenues in the same quarter in fiscal 1999, and 27% in the first quarter of fiscal 2000.

     Publishing revenues in the quarter ended October 31, 1999, decreased $631, or 12%, to $4,594 from $5,225, and decreased as a percentage of total revenues, to 49% from 53%, compared to the second quarter in fiscal 1999. Domestic publishing revenues decreased by $819, while international publishing revenues increased by $188. While on a consolidated basis, boot camp publishing revenues grew by $620 during the quarter, compared to the same quarter in fiscal 1999, sales of individual published products decreased by $470, as corporate sales slowed. Wave believes that companies are delaying purchases of new hardware and software systems until after January 1, 2000, because of concerns about "Y2K" issues. This slowdown in purchasing impacts IT service industry companies, such as consultants and systems integrators, which are the Company's primary corporate customers. As a result of the decreased demand for their services, IT service companies have less need for technology training. Publishing revenues relating to Club Wave and Corporate Club Wave programs decreased by $346 as Wave customers expressed their preference towards boot camp style training. Royalty and license revenues decreased by $434 compared to the second quarter of fiscal 1999. Revenues from royalties and license fees likely will continue to fluctuate from period to period, as the timing of these contracts varies from quarter to quarter.

         Instructor-led training ("ILT") revenues increased 9% to $4,761 from $4,365 in the same quarter in fiscal 1999, and increased as a percentage of total revenues, to 50% from 44%. The increase related to classroom and Internet components of the Camp Wave boot camp programs. Microsoft courses accounted for 71% of ILT revenues for the quarter ended October 31, 1999 compared to 57% for the second quarter of fiscal 1999. International ILT revenues increased $679, or 73%, compared to the same quarter in fiscal 1999 as the result of the increased boot camp ILT revenues. Domestic ILT revenues decreased by $283 compared to the same quarter in fiscal 1999. On a consolidated basis, the ILT portion of Club Wave and Corporate Club Wave decreased by $541 and ILT revenue related to Custom Solutions customers also decreased by $182, while Camp Wave boot camp ILT revenues increased by $686, from $1,143 to $1,829, as customers expressed an increasing preference for boot camp style training. Revenues from ILT classes and room rentals from sources other than boot camp or Club Wave sales decreased domestically by $248.

         Custom solutions revenues decreased $226, or 70%, from the same period in fiscal 1999, and represented only 1% of total revenues, compared to 3% in the second quarter of fiscal 1999. Because margins from many Custom Solutions programs were well below those for the rest of the Company, in fiscal 1999, Wave determined that the resources to support Custom Solutions services could be more effectively deployed in other areas, and terminated most remaining Custom Solutions projects.

         Cost of services, products and development increased $189, or 4%, in the quarter ended October 31, 1999, to $5,445, and increased as a percentage of total revenues to 58% from 53% compared to the same quarter in fiscal 1999. The Company's payroll related expenses for the second quarter of fiscal 2000 increased by $110, or 6%, compared to the second quarter of fiscal 1999. Amortization expense related to product development and use of licensed materials increased by $108 to $657. Material cost for the quarter ended October 31, 1999, increased only slightly, by $40 to $1,182, from the same quarter in fiscal 1999. As the Company concentrated on delivering ILT classes in its own facilities, the usage of third party facilities diminished which resulted in a decrease in facility rentals by $72.

         Sales and marketing expenses for the quarter ended October 31, 1999, decreased $263, or 10%, to $2,413, from the same quarter in fiscal 1999, and decreased as a percentage of total revenues to 26% from 27%. Sales and marketing expenses related to employee payroll and benefits decreased by $81 to $1,241 for the quarter ended October 31, 1999. Travel related expenses decreased $131, or 79%, due to the Company's decision in late fiscal 1999 to centralize sales management in St. Louis and efforts to reduce the amount of travel for the sales force. Direct mail expenses decreased by $82, to $627 from $709, largely due to the Company's efforts to efficiently plan its marketing initiatives.

         General and administrative expenses decreased $129, or 8%, to $1,406 for the second quarter of fiscal 2000, and remained stable as a percentage of total revenues at 15%, when compared to the same quarter in fiscal 1999. Payroll related expenses decreased by $131, or 25%, to $398 from $529, in the same quarter in fiscal 1999. Depreciation expense decreased by $90 to $182, as more furniture and equipment became fully depreciated and was slightly offset by an increase in equipment rent expense of $26, as new additions were leased rather than purchased. Fees for outside accounting, legal, employee search and testing and personnel recruitment, including advertising increased $15, and investor relations expenses increased by $38.

         Quarterly income before taxes was $190, compared to $416 for the second quarter of fiscal 1999. Wave expensed $76 for income taxes for the quarter, compared to $168 in the same period in fiscal 1999. The Company's net income was $114, or $.03 per share, for the second quarter of fiscal 2000, compared to $248, or $.06 per share, for the quarter ended October 31, 1998.

                  Six Months Ended October 31, 1999 Compared
                     To Six Months Ended October 31, 1998

         Total revenues increased $716, or 4%, for the six months ended October 31, 1999, to $18,493 from $17,777 in the same period in fiscal 1999. Publishing revenues decreased $143, or 2%, to $9,215 from $9,358, and decreased as a percentage of total revenues to 50% from 53% in the first six months of fiscal 1999. Instructor-led training revenues increased $1,704, or 24%, to $8,869, and increased as a percentage of total revenues to 48% from 40%. Custom Solutions revenues decreased dramatically, by $845, or 67%, to $409 for the first six months of fiscal 2000, and decreased as a percentage of total revenues to 2%, compared to 7% in the fiscal 1999 period, as the result of Wave's reallocation of its Custom Solutions resources described above.

         Revenues from international sales increased $906, or 19%, for the first six months of fiscal 2000, to $5,632, and increased as a percentage of total revenues to 30% from 27%. International publishing revenues for the six-month period remained stable at $2,972, or 32% of total publishing revenues, compared to $2,996, or 32%, in the same period in the prior fiscal year. International ILT revenues increased to $2,660, or 30% of total ILT revenues, for the first six months of fiscal 2000, compared to $1,691, or 24% of total ILT revenues, for the same period in the prior year due to boot camp offerings. Domestic revenues for the six months ended October 31, 1999. decreased slightly, by $190, or 1%, from the same period in fiscal 1999.

         Cost of services, products and development increased $816, or 9%, in the six months ended October 31, 1999, to $10,377, and increased as a percentage of total revenues to 56% in the current period, compared to 54% in the fiscal 1999 period. Domestic cost of services, products and development increased by $392, or 5%. International cost of services, products and development increased by $424, or 24%. The Company's expenses related to payroll increased by $330, or 10%, to $3,705 from $3,375. Amortization expense related to product development and use of licensed materials increased by $283 to $1,302, a 28% increase. Material cost for the six months ended October 31, 1999, increased by $271 to $2,082, from the same period in fiscal 1999. Expenses for the rental of equipment increased by $117 which reflects the Company's migration to leasing rather than purchasing new computer equipment. Royalty fee expense increased by $62, or 47%, to $192, due to the Company's decision to adapt third party licensed material to develop some its new materials in order to gain quicker entry into some new curricula markets. Shipping expense increased $70 over the same period in the last fiscal year, as a result of a shift in the product mix shipped. Expenses for students' food and beverages increased $66, primarily for the London training center that customarily supplies lunches during ILT training. Renewals of leased real estate space led to an increase of $43 in rent expense. Custom Solutions expenses decreased by $348 as the result of Wave's reallocation of its Custom Solutions resources described above. Miscellaneous cost of services, products and development expenses decreased by $95.

         Sales and marketing expenses for the six months ended October 31, 1999, decreased $275, or 5%, to $4,894, and decreased as a percentage of total revenues, to 26% from 29%. Total international sales and marketing expenses increased by $107, or 8%, while domestic sales and marketing expenses decreased $382, or 10%. Domestic sales and marketing payroll-related expense decreased $252, or 12%, and international payroll expense remained relatively stable at $882, compared to the first six months of fiscal 1999. Direct mail expenses decreased to $1,098, from $1,148 in the fiscal 1999 six-month period, and remained stable as a percentage of revenues at 6%. Advertising expenses increased by $111, or 17%, almost exclusively from increased advertising in international markets, the source of the overall increase in international sales and marketing expenses. Travel related expenses decreased $187, or 66%, due to the Company's decision in late fiscal 1999 to centralize the sales management in St. Louis and efforts to more efficiently manage travel for the sales force. Rent and depreciation expenses increased $46, as a result of the increased international sales force.

         General and administrative expenses decreased $175, or 6%, to $2,816 for the first six months of fiscal 2000, and decreased as a percentage of total revenues to 15% from 17% for the same period in fiscal 1999. Domestic general and administrative payroll decreased by $88, or 13%, and was partially offset by a $9 increase in international payroll expense. A $181, or 32%, decrease in depreciation expense related to the full depreciation of computer equipment purchased in prior fiscal years was partially offset by increases in equipment rental expense of $57 due to the Company's election to lease rather then purchase new equipment. Fees for outside legal, accounting, employee testing and personnel recruitment increased by $21. Rent expense increased $57 as the result of increased costs from renewed leases. This increase was partially offset by a decrease of $44 in telephone expense, as the result of renegotiated long distance service contracts.

         Pre-tax income was $386 for the six months ended October 31, 1999, compared to $35 for the same period in fiscal 1999. Net income for the current six-month period was $232, compared to net income of $21 for the same period in the previous fiscal year. Net income per share was $0.06 for the six months ended October 31, 1999 compared to net income per share of $0.01 for the same period in fiscal 1999.

                        Liquidity and Capital Resources

         The Company's net cash balance increased by $140 from fiscal year end, but decreased by $824, or 49%, during the quarter, to $841 at October 31, 1999, compared to $1,665 at July 31, 1999. The Company used $295 to purchase new equipment and invested $1,324 in the development of new products during the six month period ended October 31, 1999. Total accounts receivable increased by $1,725, or 19%, from July 31, 1999, and decreased by $917 from fiscal year end. Accounts payable and accrued expenses increased by $800, to $5,331 from $4,531 at July 31, 1999, and by $276 from fiscal year end. Net property, plant and equipment decreased during the six month period by $378, as the result of depreciation of $673, offset in part by the addition of $295 of new equipment.

         As the Company continued its focused direct mail program, prepaid direct mail increased by $56, or 7%, at October 31, 1999, compared to July 31, 1999, and by $214 compared to April 30, 1999. While prepaid advertising appears as an asset on the balance sheet, that amount will be expensed over its expected period of future benefits. Similarly, deferred revenue is booked as a liability, but the $5,940 in deferred revenue at October 31, 1999, will be recognized as revenues over the next twelve months. This amount represents a $281 increase in deferred revenue from July 31, 1999, and a $205 decrease in deferred revenue from the end of the fiscal year.

         The Company had drawn $325 on its line of credit at quarter end, compared to a balance of $775 at July 31, 1999, and $1,470 at the end of fiscal 1999. The Company's average amount borrowed on its credit line during the quarter ended October 31, 1999 was $310 compared to an average balance of $1,147 for the quarter ended July 31, 1999 and $1,173 for the second quarter of fiscal 1999.

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

         The Company has completed its analysis of its systems and its work with its software vendors to determine the impact of Year 2000 issues on its operations. Based upon discussions with its vendors, management believes that Year 2000-compliant upgrades are available for all of its programs at minimal costs, aggregating approximately $200 for materials, installation and testing, including $60 of estimated internal labor costs. Wave currently anticipates completing installation of all hardware and software upgrades necessary to be Year 2000-compliant by mid-December 1999. Although the Company's vendors have indicated that Year 2000-compliant upgrades are available, in the event that such upgrades are not compatible with existing hardware or software, or are not fully compliant, Wave believes that it can complete all internal functions manually, including order entry, class registration and scheduling, accounting and financial reporting. This would involve additional employee time and effort, and might delay completion of certain internal reports, and would be estimated to cost an additional $25 to $50 for short-term employee overtime and temporary labor costs. If broad interruption of telephone, banking, air travel or similar services or utilities were to occur, however, this would have a material adverse effect on the Company's operations, as it would interfere with customers' abilities to place and pay for orders, and the Company's ability to ship publishing materials to its customers, and to fulfill customers' training requirements.

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

     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders.

         At the Company's annual meeting of shareholders held on September 8, 1999, the following matters were voted upon:

         1. Election of Raymond J. Kalinowski to serve as director of the Company until the annual meeting of shareholders in 2002 and until his successor is qualified. The vote was as follows:

         3,556,947 shares in favor
         82,032 shares withheld authority

         2. The appointment of Deloitte & Touche, L.L.P. as independent auditors for the Company for the fiscal year ending April 30, 2000 was approved by the following vote:

         3,633,292 shares in favor
         5,279 shares against
         408 shares abstained or broker non-votes.

Item 5.  Other Information

               Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

    27         Financial Data Schedule

(b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the fiscal quarter ended October 31, 1999.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Wave Technologies International, Inc.


Dated: December 13, 1999        By:     /s/ J. Michael Bowles
                                   ---------------------------------------------
                                   J. Michael Bowles, Chief Financial Officer
                                   (Principal Accounting and Financial Officer
                                   and Duly Authorized Officer)