Form 10-Q
period 2000-01-31
WAVE TECHNOLOGIES INTERNATIONAL INC
filed 2000-03-16
CIK 925869

                                   Form 10-Q
                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended             January 31, 2000
                                     -----------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


               Commission file number:      0-24454
                                      ------------------

                     Wave Technologies International, Inc.
  --------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Missouri                                         43-1481443
  --------------------------------------------------------------------------
     (State or other jurisdiction of                      (IRS Employer ID
      incorporation or organization)                            No.)


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ____
    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The issuer had 4,265,845 shares of common stock, par value $.50, outstanding as of March 10, 2000.

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.


                               Table of Contents
                      Form 10-Q for the Quarterly Period
                            Ended January 31, 2000

PART I     FINANCIAL INFORMATION                                          Page
------     ---------------------                                          ----
Item 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets at January 31, 2000
              and April 30, 1999                                            3

              Consolidated Statements of Operations for the
              three and nine months ended January 31, 2000 and 1999         4

              Consolidated Statements of Cash Flows for the
              nine months ended January 31, 2000 and 1999                   5

              Notes to Consolidated Financial Statements                    6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      14

PART II    OTHER INFORMATION
-------    -----------------

Item 2.    Changes in Securities and Use of Proceeds                       14
Item 6.    Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                 15


EXHIBITS

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                           April 30        January 31
                                                                                             1999             2000
                                                                                          ----------      ------------
                                                                                                            unaudited
                                          ASSETS

Current assets:
     Cash and cash equivalents                                                            $      701      $        685
     Accounts receivable (less allowance of $395 and
       $448, respectively)                                                                    11,642            12,523
     Inventory                                                                                   845             1,185
     Prepaid expenses                                                                            855               731
                                                                                          ----------      ------------
                      Total current assets                                                    14,043            15,124

Property, plant & equipment - net                                                              2,331             2,027
Prepaid direct mail cost                                                                         613               943
Deferred courseware                                                                            2,239             2,763
Other assets                                                                                   2,563             2,593
                                                                                          ----------      ------------

     Total assets                                                                         $   21,789      $     23,450
                                                                                          ==========      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                     $    2,369      $      2,477
     Accrued expenses                                                                          2,686             3,322
     Deferred revenue                                                                          6,145             6,114
     Bank line-of-credit                                                                       1,470             2,000
     Current portion of long-term debt and capital lease obligations                              38                 3
                                                                                          ----------      ------------
                      Total current liabilities                                               12,708            13,916

Accrued rent liability                                                                           224               183

Common shareholders' equity:
   Common stock, $.50 par value, authorized 20,000,000 shares;
     issued, 4,158,311 shares at April 30, 1999,
     4,252,887 shares at January 31, 2000                                                      2,079             2,126
   Less treasury stock, at cost (7,357 shares at April 30, 1999,
     no shares at January 31, 2000)                                                              (15)               --
   Additional paid-in capital                                                                  8,083             8,387
   Accumulated deficit                                                                        (1,318)           (1,072)
   Cumulative translation adjustment                                                              28               (90)
                                                                                          ----------      ------------
                       Total common shareholders' equity                                       8,857             9,351
                                                                                          ----------      ------------

     Total liabilities and shareholders' equity                                           $   21,789      $     23,450
                                                                                          ==========      ============

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per share data, unaudited)

                                                                  Three Months Ended            Nine Months Ended
                                                                      January 31                    January 31
                                                                      ----------                    ----------
                                                                  1999          2000            1999         2000
                                                                  ----          ----            ----         ----
Revenues:

     Publishing                                                $    5,147    $    5,494      $   14,506   $   14,709
     Instructor-led training                                        3,987         3,957          11,152       12,826
     Custom solutions                                                  93           254           1,346          663
                                                               ----------    ----------      ----------   ----------
                Total revenues                                      9,227         9,705          27,004       28,198
                                                               ----------    ----------      ----------   ----------
Cost and expenses:

     Cost of services, products and development                     5,086         5,390          14,646       15,767
     Sales and marketing                                            2,887         2,815           8,056        7,710
     General and administrative                                     1,447         1,454           4,438        4,269
                                                               ----------    ----------      ----------   ----------
                Total costs and expenses                            9,420         9,659          27,140       27,746
                                                               ----------    ----------      ----------   ----------

Income from operations                                               (193)           46            (136)         452
Other income (expenses) - net                                         (36)          (22)            (57)         (42)
                                                               ----------    ----------      ----------   ----------
Income (loss) before tax                                             (229)           24            (193)         410
Less provision (benefit) for income taxes                             (92)           10             (77)         164
                                                               ----------    ----------      ----------   ----------
Net income (loss)                                              $     (137)   $       14      $     (116)  $      246
                                                               ==========    ==========      ==========   ==========

Basic net income (loss) per common share                       $    (0.03)   $     0.00      $    (0.03)  $     0.06
                                                               ==========    ==========      ==========   ==========

Basic weighted average common shares                            4,158,311     4,175,308       4,158,311    4,159,072
                                                               ==========    ==========      ==========   ==========
Diluted net income (loss) per common share                     $    (0.03)   $     0.00      $    (0.03)  $     0.06
                                                               ==========    ==========      ==========   ==========

Diluted weighted average common shares                          4,158,311     4,194,279       4,158,311    4,174,211
                                                               ==========    ==========      ==========   ==========

                     WAVE TECHNOLOGIES INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                                 Nine Months Ended
                                                                                                     January 31
                                                                                            ---------------------------
                                                                                              1999               2000
                                                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income (loss)                                                                 $     (116)      $      246
          Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
           Depreciation and amortization                                                         3,150            3,060
           Net changes in other assets and liabilities, net of acquisitions:
             Accounts receivable                                                                (3,898)            (953)
             Inventory                                                                             (52)            (313)
             Other current assets                                                                 (243)             139
             Prepaid direct mail                                                                  (284)            (330)
             Other assets                                                                         (948)              (8)
             Deferred tax asset                                                                   (215)             148
             Accounts payable                                                                      363               85
             Accrued expenses                                                                     (225)             636
             Accrued rent liability                                                               (114)             (41)
             Deferred revenue                                                                    2,085              (62)
                                                                                            ----------       ----------
               Net cash provided by (used in) operating activities                                (497)           2,607
                                                                                            ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Capital expenditures                                                                    (653)            (594)
          Capitalized development                                                               (1,535)          (2,061)
          Acquisition of Sair, Inc.                                                                 --             (473)
                                                                                            ----------       ----------
               Net cash (used in) investing activities                                          (2,188)          (3,128)
                                                                                            ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from issuance of common stock - net                                              --               10
          Proceeds from borrowings under line of credit - net                                    1,950              530
          Repayments of notes payable                                                             (163)              --
          Payments of capital lease obligations                                                    (45)             (35)
                                                                                            ----------       ----------

             Net cash provided by financing activities                                           1,742              505
                                                                                            ----------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (943)             (16)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   1,498              701
                                                                                            ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $      555       $      685
                                                                                            ==========       ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (all dollar amounts, except share data, in thousands)

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

The results of operations for the three and nine months ended January 31, 2000, are not necessarily indicative of the results of operations for the full year.

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

NOTE II. - DEBT

The Company's operating bank line of credit, in the amount of $3,500, was renewed on September 1, 1999 for a term of one year. It bears interest at the bank's prime rate and is secured by the Company's accounts receivables, inventory and equipment. The Chairman of the Board of the bank is a member of the Board of Directors of the Company.

NOTE III. - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. As of January 31, 2000, outstanding options to purchase approximately 495,000 and 497,000 shares of common stock were not included in the computation of the diluted earnings per share computation for the quarter and the year to date, respectively, because the exercise prices of these options were greater than the corresponding average market price of the common stock for these two periods.

NOTE IV. - REPORTING COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all non-shareowner changes in equity and for Wave consists of net income (loss) and foreign currency translation adjustments. Total comprehensive income (loss) for the three and nine months ended January 31, 1999 and 2000 was:

                                                         Three Months                    Nine Months
                                                             Ended                          Ended
                                                         January 31,                     January 31,
                                                    --------------------            ---------------------
                                                      1999        2000                1999         2000
     Net income (loss)                              $  (137)   $    14              $  (116)        246
     Other comprehensive gain (loss)                    (45)      (135)                 (31)       (118)
                                                    -------    -------              -------     -------
     Total comprehensive income (loss)              $  (182)   $  (121)             $  (147)    $   128
                                                    =======    =======              =======     =======

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

                                                                           Three months ended January 31, 1999
                                                                 --------------------------------------------------------
                                                                                       International
                                                                   US Operations         Operations        Consolidated
                                                                 -----------------   -----------------   ----------------
Revenues                                                          $  5,622              $  3,605             $  9,227

Cost of services, products and development                           3,856                 1,230                5,086
Sales and marketing                                                  2,116                   771                2,887
General and administrative                                           1,102                   345                1,447
                                                                  --------              --------             --------
Total cost and expenses                                              7,074                 2,346                9,420
                                                                  --------              --------             --------

Income from operations                                              (1,452)                1,259                 (193)
Other income (expense)                                                 (38)                    2                  (36)
                                                                  --------              --------             --------
Net income (loss) before income taxes                             $ (1,490)             $  1,261             $   (229)
                                                                  ========              ========             ========

                                                                            Three months ended January 31, 2000
                                                                 --------------------------------------------------------
                                                                                       International
                                                                   US Operations         Operations        Consolidated
                                                                 -----------------   -----------------   ----------------
Revenues                                                          $  7,274              $  2,431             $  9,705

Cost of services, products and development                           4,394                   996                5,390
Sales and marketing                                                  2,089                   726                2,815
General and administrative                                           1,122                   332                1,454
                                                                  --------              --------             --------
Total cost and expenses                                              7,605                 2,054                9,659
                                                                  --------              --------             --------

Income (loss) from operations                                         (331)                  377                   46
Other income (expense)                                                 (26)                    4                  (22)
                                                                  --------              --------             --------
Net income (loss) before income taxes                             $   (357)             $    381             $     24
                                                                  ========              ========             ========

                                                                           Nine months ended January 31, 1999
                                                                 --------------------------------------------------------
                                                                                       International
                                                                  US Operations          Operations        Consolidated
                                                                 -----------------   -----------------   ----------------
Revenues                                                         $  18,672              $  8,332             $ 27,004

Cost of services, products and development                          11,678                 2,968               14,646
Sales and marketing                                                  5,909                 2,147                8,056
General and administrative                                           3,374                 1,064                4,438
                                                                 ---------              --------             --------
Total cost and expenses                                             20,961                 6,179               27,140
                                                                 ---------              --------             --------

Income (loss) from operations                                       (2,289)                2,153                 (136)
Other income (expense)                                                 (71)                   14                  (57)
                                                                 ---------              --------             --------
Net income (loss) before income taxes                            $  (2,360)             $  2,167             $   (193)
                                                                 =========              ========             ========

                                                                           Nine months ended January 31, 2000
                                                                 --------------------------------------------------------
                                                                                      International
                                                                   US Operations        Operations         Consolidated
                                                                 -----------------   -----------------   ----------------
Revenues                                                         $  20,135              $  8,063             $ 28,198

Cost of services, products and development                          12,608                 3,159               15,767
Sales and marketing                                                  5,499                 2,211                7,710
General and administrative                                           3,307                   962                4,269
                                                                 ---------              --------             --------
Total cost and expenses                                             21,414                 6,332               27,746
                                                                 ---------              --------             --------

Income (loss) from operations                                       (1,279)                1,731                  452
Other income (expense)                                                 (57)                   15                 (42)
                                                                 ---------              --------             -------
Net income (loss) before income taxes                            $  (1,336)             $  1,746             $    410
                                                                 =========              ========             ========

     NOTE VI. - SAB 101

     On December 3, 1999 the staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. As a result of this guidance registrants may need to change their accounting policies to comply with the SAB. Registrants may adopt a change in accounting policy to comply with SAB 101 no later then the first quarter of the fiscal year beginning after December 15, 1999. To date the Company has not yet completed its review of SAB 101 and its revenue recognition policies to determine if any change in accounting policy is required.

     NOTE VII. - ACQUISITION

     On January 10, 2000, the Company acquired substantially all of the assets and liabilities of Sair, Inc. ("Sair") through the issuance of 100,000 shares of common stock, with a fair market value of approximately $356, and cash payments, of approximately $475. The acquisition of Sair has been accounted for as a purchase transaction in accordance with the Accounting Principles Board Opinion No. 16. The Company also granted options to issue 100,000 shares of common stock in conjunction with employment and contractor agreements for key relationships. In addition, the Company also granted options to issue 50,000 shares of common stock, which are held in escrow. Release of these options to the prior owners of Sair is contingent on reaching specified revenue levels prior to January 10, 2005; otherwise the options revert back to the Company on January 10, 2005.

     The purchase price was allocated to tangible and intangible assets acquired based on preliminary estimates of their fair value at January 10, 2000.

     Final determination of the purchase price allocation will be made upon receipt of all applicable information. As of January 10, 2000, the purchase price has been allocated to current assets ($90), current liabilities ($60), fixed assets ($50) and intangible assets ($750). The portion of the purchase price allocated to intangible assets, primarily intellectual property will be amortized on a straight-line basis over three years.

     Sair develops comprehensive vendor-neutral Linux training materials and is the architect of the Sair

     Linux & GNU Certification and its associated exams.

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

     On March 10, 2000, Wave and Thomson Corporation ("Thomson") signed a definitive agreement under which Thomson will acquire Wave. Under the agreement, a newly formed Thomson subsidiary will make a tender offer for the issued and outstanding shares of Wave, at a price of $9.75 per share in cash, or a total of approximately $45 million. The offer is conditioned upon the tender of two-thirds of the eligible shares, the expiration or termination of the customary regulatory periods and other customary conditions. The closing of the tender offer is expected to occur in April 2000, to be followed by a merger, in which each share of Wave not acquired in the tender offer will be converted into the right to receive $9.75 in cash.

     In connection with the approval of the agreement with Thomson, Wave's Board of Directors amended the provisions of the Wave Technologies International, Inc. Rights Agreement dated as of September 17, 1998 (the "Rights Agreement") to provide that Thomson and its acquisition subsidiary are "Exempt Persons" within the meaning of the Rights Agreement, so long as all acquisitions of Wave common stock by them are made pursuant to the agreement with Wave. The Wave Board determined that Thomson's tender offer for Wave stock, and the subsequent merger, are "Permitted Offers" under the Rights Agreement. The Board's actions have the effect of allowing the proposed acquisition of Wave by Thomson to proceed without triggering the "poison pill."

     A growing factor in the technology training market is the development of technical certification standards. A number of manufacturers and associations, including Microsoft, CompTIA and Novell, have established certification programs for their hardware or software products. Wave currently provides certification training for Microsoft's MCSE and MCSD programs, Cisco's CCNA, Novell's CNE, and CompTIA's A+, iNET+, and Network+ certifications. The certification sponsoring organizations set certification standards that are satisfied by passage of standardized tests, but do not dictate the methods that students may use to prepare for the tests. Typically, students prepare by taking courses or undertaking self-study. In addition to the knowledge gained in studying for certification tests, students obtaining certification generally have increased credibility in the industry and enhanced job possibilities. Wave believes that its focus on certification, which measures outcomes, helps the Company sell against lower cost alternatives as well as competitors who offer higher entertainment value, without measurable results.

     In addition, in response to significant activity in the Linux marketplace, Wave has expanded its Linux training initiatives over the past nine months. In addition to the acquisition of SAIR, Inc., the Company has entered into Linux courseware licensing and development agreements and offers Linux boot camps. Linux-related offerings represented approximately 9% of Wave's revenues for the most recent fiscal quarter, and the Company expects the importance of Linux training to increase.

     The Company offers instructor-led courses and sells integrated training programs at its ten training centers in the United States and at its two training centers in the United Kingdom. Wave's UK operations along with international distributors comprise its international division.

     The Company's fiscal year ends on April 30. The most recent quarter, ended January 31, 2000, is the third quarter of Wave's 2000 fiscal year.

                Three Months Ended January 31, 2000 Compared To
                      Three Months Ended January 31, 1999

     Wave recognized record revenues of $9,705 in the third quarter of fiscal 2000, an increase of $478, or 5%, from the same quarter in fiscal 1999. Total domestic revenues increased $1,652, or 29%, while international revenues decreased $1,174, or 33%. International revenues accounted for approximately 25% of Wave's total revenues in the quarter ended January 31, 2000, compared to 39% in the same quarter in fiscal 1999. The increase in domestic sales related largely to continued demand for the Company's certification "boot camps." The decrease in international revenues reflected the impact of decreased demand for Microsoft training as the result of the delayed release of Windows 2000.

     While Wave continued to derive most of its revenue from Microsoft and Cisco-related offerings as well as training for CompTIA's A+ certification, the Company completed a number of Linux-related initiatives to expand courseware and delivery to the fast-growing Linux market. In January of 2000, Wave completed the acquisition of Sair, Inc., which develops comprehensive vendor-neutral Linux training materials and also created the Sair Linux and GNU Certification and its associated exams. The acquisition expands the Company's channels for sales of training materials, certification exams and boot camp programs and provides valuable development capabilities and technical leadership. The Company also entered into an agreement with Compaq Computer Corporation to provide corporate Linux training to Compaq Solution Alliance (CSA) partners through Sair's established network of corporate training facilities.

     Publishing revenues increased by $347, or 7%, from $5,147 to $5,494 and increased slightly as a percentage of total revenues to 57% from 56% in the same quarter in fiscal 1999. Domestic publishing revenues increased by $1,228, largely as the result of a $993 increase in Wave's "boot camp" program revenues. Wave also entered into new Linux licensing and distributions agreements. The net decline of $881 in international publishing revenues was offset by the increase in domestic publishing revenues.

     ILT revenues decreased slightly to $3,957 from $3,987 in the same quarter in fiscal 1998, and decreased as a percentage of total revenues to 41% from 43%. Domestic ILT revenues increased $264, or 10%, primarily as the result of the Camp Wave boot camp programs. International ILT revenues decreased $294 or 24%, as the result of delays in the release of Windows 2000. The domestic increase partially offset the decrease in international ILT revenues, and the approximately $185 of domestic training that was rescheduled from the January 31, 2000, quarter into subsequent quarters. The Company believes the rescheduling was due to employers keeping IT employees in the office during December and January.

     Custom solutions revenues increased slightly, by $161, or 173%, from the same period in fiscal 1999, and represented 3% of total revenues, compared to 1% in the third quarter of fiscal 1999. Because margins from many custom solutions programs historically were well below those for the rest of the Company in fiscal 1999, Wave determined that the resources to support custom solutions services could be more effectively deployed in other areas, and terminated most remaining custom solutions projects. The increase in custom solutions revenue for this quarter resulted from a number of development contracts, and does not reflect a change in the Company's strategy for its custom solutions business. Wave will continue to take custom solutions work only if it fits with the Company's overall focus and direction.

     Cost of services, products and development increased $304, or 6%, in the quarter ended January 31, 2000, to $5,390 , and increased slightly as a percentage of total revenues to 56% from 55% in the same quarter in fiscal 1999. Domestic cost of services, products and development increased by $538. Material costs increased by $173, largely due to costs related to the testing vouchers used in Wave's "boot camps." Domestic payroll costs included in costs of services, products and development increased by $65. Other categories of increased expenses included equipment rental, by $26, and professional fees, by $29. The Company capitalized $62 less of courseware development during the current quarter compared to the same period in the prior year. Various other miscellaneous items accounted for the remainder of the increase. International cost of goods decreased $234, or 19%, largely as the result of a $226 decrease in royalty fees for reselling a third-party Year 2000 product.

     Sales and marketing expenses for the quarter ended January 31, 2000, decreased by $72, or 2%, to $2,815, from the same quarter in fiscal 1999, and decreased as a percentage of total revenues, to 29% from 31%. Direct mail expenses decreased $138 due to the timing of domestic direct mail amortization and to a reduction in international direct mail. Printing and advertising expenses also decreased by $24 or 5%, and employee travel decreased by $23 or 31%. These decreases were partially offset by an increase in total payroll expense of $91, or 7%, compared to the same quarter in fiscal 1999.

     General and administrative expenses increased slightly by $7, or less than 1%, to $1,454 for the third quarter of fiscal 2000, and decreased slightly as a percentage of total revenues, to

15%, compared to 16% in the same quarter in fiscal 1999. Individual expense items fluctuated slightly compared to the same quarter last year.

     Wave had operating income in the quarter ended January 31, 2000, of $46, compared to an operating loss in the third quarter of fiscal 1999 of $193.

     The Company recognized net income of $14 for the third quarter of fiscal 2000, compared to a net loss of $137, or $0.03 per share, for the quarter ended January 31, 1999. The fiscal 1999 net loss included an income tax credit of $92, because of the operating loss, while net income for the quarter ended January 31, 2000 included a $10 income tax provision.

                  Nine Months Ended January 31, 2000 Compared
                     To Nine Months Ended January 31, 1999

     Total revenues increased $1,194, or 4%, in the nine months ended January 31, 2000, to $28,198 from $27,004 in the same period in fiscal 1999. Publishing revenues increased $203, or 1%, but decreased as a percentage of revenues to 52%, compared to 54% for the first nine months of fiscal 1999. Instructor-led training revenues increased $1,674, or 15%, to $12,826, and increased as a percentage of total revenues to 45% compared to 41% in the first nine months of fiscal 1999. Custom solutions revenues decreased $683, or 51%, to $663 for the first nine months of fiscal 2000 and decreased to 2% of total revenues, from 5% in the 1999 period. International publishing revenues for the nine-month period were $4,451, or 30% of total publishing revenues, compared to 37% in the same period in the prior fiscal year. International ILT revenues were $3,611, or 28% of total ILT revenues, for the first nine months of fiscal 2000, compared to 26% of total ILT revenues, for the same period in the prior year.

     Cost of services, products and development increased $1,121, or 8%, for the nine months ended January 31, 2000, to $15,767, and increased slightly as a percentage of total revenues, to 56%, compared to 54% in the fiscal 1999 period. Domestic cost of services, products and development increased by $930. Domestic payroll expense increased by $251, while the Company capitalized $63 less of internal salaries related to courseware development, compared to the same period in the prior fiscal year. Material costs increased $268, reflecting the increase in testing vouchers used in the "boot camp" programs. Royalty fees increased $144 as the Company used materials from third parties to gain accelerated access to strategic development materials. Amortization of courseware development increased $183 in the period ended January 31, 2000, compared to the same period in fiscal 1999. Expense for equipment rental increased by $148, as leased equipment replaced purchased equipment. Credit card processing fees also increased $52, and amortization of licensed materials increased $66. These increases plus smaller increases in various miscellaneous expenses were partially offset by a decrease of $396 in custom solutions expenses.

     Sales and marketing expenses for the nine months ended January 31, 2000, decreased $346, or 4%, to $7,710, and decreased as a percentage of revenues, to 27% from 30% in the prior year. Total payroll and related expenses for sales and marketing decreased by $320, or 7%, during the first nine months of fiscal 2000. Direct mail expenses decreased by $228, or 1%, from the fiscal 1999 nine-month period, while advertising, printing and promotional expenses increased $126, or 11%, largely for international promotional expenses. Real estate and depreciation expense increased $28 and $27, respectively. Overall international sales and marketing expenses increased by $64, or 3%.

     General and administrative expenses decreased by $169, or 4%, for the first nine months of fiscal 2000, and decreased slightly as a percentage of total revenues to 15% from 16% in the same period in fiscal 1999. Payroll-related expense decreased $96. Depreciation expenses decreased $347, and expense for leased equipment increased $115, as fully depreciated equipment was replaced by leased equipment. Real estate expenses increased by $50. Recruiting expenses and investor relations-related expenses increased by $70 and $51, respectively.

     Wave had a provision for income taxes of $164 in fiscal 2000, based on a 40% tax rate, while the Company recognized an income tax credit of $77 in the period ended January 31, 1999.

     The Company recognized net income for the current nine-month period of $246, compared to a net loss of $116 for the same period in the previous fiscal year. The Company's net income per share was $0.06 for the nine months ended January 31, 2000, compared to a net loss of $0.03 per share for the same period in fiscal 1999.

                        Liquidity and Capital Resources

     The Company's net cash balance at January 31, 2000, was $685, compared to $701 at April 30, 1999. Total accounts receivable increased by $881, to $12,523. Inventory increased $340 at January 31, 2000, compared to April 30, 1999, but decreased $29 from the end of the last fiscal quarter. Prepaid expenses decreased $124 from $855 at April 30, 1999, while accrued expenses increased by $636, or 24%, during the same period.

     As the Company continued its focused direct mail program, prepaid direct mail increased by $116, or 14%, at January 31, 2000, compared to October 31, 1999, and by $330 compared to April 30, 1999. Deferred courseware, representing primarily capitalized third party product development, also increased by $524 compared to April 30, 1999. While these items appear as assets on the balance sheet, those amounts will be expensed over the expected period of future benefits.

     Total deferred revenue was $6,114 as of the end of the quarter. This compares to total deferred revenue at April 30, 1999 of $6,145, and to total deferred revenue at October 31, 1999, the end of the second fiscal quarter, of $5,940. Deferred revenue reflects completed sales by the Company, where the Company has recognized much of the cost of selling and order execution, so that Wave carries limited ongoing operating expenses to fulfill these additional sales and recognize the related revenue.

     Wave had drawn $2,000 on its $3,500 line of credit at quarter end, in part for the Sair acquisition, compared to a balance of $325 at the end of the last quarter, October 31, 1999, and $1,470 at the end of fiscal 1999. The Company`s average amount borrowed on its credit line during the quarter ended January 31, 2000 was $815, compared to an average balance of $310 for the quarter ended October 31, 1999 and $1,378 for the third quarter of fiscal 1999.

     Wave believes that cash generated from operations, together with existing cash balances, and its available credit line, should be sufficient to satisfy the Company's cash requirements for the next several months.

Year 2000

     Over the past two years, the Company performed an analysis of its systems to determine the possible impact of Year 2000 issues on its operations. Based upon discussions with its vendors, Wave completed upgrades for a number of its programs at minimal costs. To date the program has been successful and the Company has transitioned all of its systems to the new millennium. No significant problems were identified, and Wave believes the risk related to future exposure to Year 2000 issues is minimal. It is possible however, that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. The Company believes that any such problems are likely to be minor and correctable. In addition, Wave could still be negatively affected if its customers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers. The costs associated with the Year 2000 initiative in 1999 were approximately $306, including the cost of installation of software upgrades and testing.

Forward - Looking Statements

     Certain forward-looking statements are included in this Form 10-Q. They use such words as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in the market acceptance of Wave's integrated program, delays by Microsoft or Novell or other vendors in implementing certification guidelines for their new products, the speed and effectiveness of direct mail initiatives, global and local business and economic conditions, legislation and governmental regulations, competition, the Company's ability to effectively maintain and update its product portfolio, shifts in technology, political or economic instability in local markets, weather-related issues significantly affecting attendance at training centers, and currency and exchange rates. As Wave has focussed its core business and Camp Wave boot camps on training for Microsoft's MCSE, the Company's dependence on continued demand for the MCSE certification has increased significantly. In addition, as an increasing proportion of Wave's revenues are attributable to large licensing agreements, significant quarterly fluctuations in revenues and earnings may occur.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.

     The Company has minimal exposure to market risks as it relates to effects of changes in interest rates and foreign currency exchange rates. Wave does not hold or issue derivative financial instruments. There has been no significant change in these market risks since Wave's fiscal year ended April 30, 1999. For more information see "Quantitative and Qualitative Disclosures About Market Risk" in Wave's Annual Report on Form 10-K for the year ended April 30, 1999.

                          PART II  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

     On January 10, 2000, in connection with the Company's acquisition of SAIR, Inc. ("SAIR"), the Company issued 100,000 shares of common stock to the former stockholders of SAIR. These shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27  Financial Data Schedule.

     (b) Reports on Form 8-K - The registrant did not file any reports on Form 8-K during the quarter ended January 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Wave Technologies International, Inc.


  Dated: March 15, 2000       By:  /s/ J. Michael Bowles
                                 -----------------------
                                 J. Michael Bowles, Chief Financial Officer
                                 (Principal Accounting and Financial Officer
                                 and Duly Authorized Officer)